Form 10QSB
period 2002-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2002-09-23
CIK 872545

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ________________.

Commission file number 67387.

McINTOSH BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	58-1922861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 South Oak Street, Jackson, Georgia	30223
(Address of principal executive offices)	(Zip Code)

(770) 775-8300
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐   No   ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,119,409 Shares of common stock outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format
(check one):
Yes  ☐   No   ☒

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2002
(Unaudited)

Assets

Cash and due from banks including reserve requirement of $1,784,000	$6,104,598
Federal funds sold	5,260,000
Investment securities held to maturity (market value of $2,927,989)	2,782,822
Investment securities available for sale (amortized cost of $41,425,858)	42,514,433
Other investments	1,125,793
Loans	165,158,854
Less: Allowance for loan losses	(2,587,271)

Loans, net	162,571,583

Premises and equipment, net	3,836,192
Accrued interest receivable and other assets	6,125,079

Total Assets	$230,320,500

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$19,215,618
Money Market and NOW accounts	69,897,462
Savings	9,611,330
Time deposits of $100,000 or more	36,962,726
Time deposits	64,908,901

Total Deposits	200,596,037

Borrowed funds	6,000,000
Accrued interest payable and other liabilities	1,553,152

Total Liabilities	208,149,189

Stockholders’ equity:
Common stock, par value $2.50; 5,000,000 shares authorized, 1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	9,748,936
Accumulated other comprehensive income	718,459

Total stockholders' equity	22,171,311

Total Liabilities and stockholders' equity	$230,320,500

See accompanying notes to financial statements.

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

For Each of the Three Months and Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Interest income:
Loans, including fees	$3,337,107	$3,784,915	$6,639,745	$7,695,045
Interest on investment securities:
U.S. Treasury, U.S. Government agency and Mortgage-backed securities	407,977	277,154	778,776	599,089
State, county and municipal	138,258	135,538	272,060	275,604
Other investments	27,686	26,242	54,521	44,224
Federal funds sold and other short-term investments	24,167	117,450	90,349	197,360

Total interest income	3,935,195	4,341,300	7,835,451	8,811,322

Interest expense:
Interest-bearing demand and money market	253,029	439,564	531,520	865,719
Savings	29,773	53,345	60,088	103,246
Time deposits of $100,000 or more	417,921	596,501	863,926	1,253,437
Other time deposits	721,054	1,056,637	1,496,731	2,167,809
Other	79,344	105,661	159,989	230,020

Total interest expense	1,501,121	2,251,708	3,112,254	4,620,231

Net interest income	2,434,074	2,089,592	4,723,197	4,191,091

Provision for loan losses	68,533	38,055	140,066	143,699

Net interest income after provision for loan losses	2,365,541	2,051,537	4,583,131	4,047,392

Other Income:
Service charges	387,761	304,944	758,607	525,976
Investment securities gains(losses)	0	525	0	984
Other income	277,323	259,590	550,285	529,698

Total other income	665,084	565,060	1,308,892	1,056,658

Other expenses:
Salaries and employee benefits	1,179,528	1,081,065	2,374,173	2,157,625
Occupancy and equipment	214,379	215,327	428,201	437,084
Other operating	577,387	491,974	1,067,702	945,037

Total other expenses	1,971,295	1,788,365	3,870,076	3,539,746

Earnings before income taxes	1,059,331	828,232	2,021,947	1,564,304
Income tax expense	356,470	228,704	674,275	431,306

Net earnings	$702,861	$599,525	$1,347,672	$1,132,996

Net earnings per common share based on average outstanding shares of 1,119,409 in 2002 and 1,119,409 in 2001	$0.63	$0.54	$1.20	$1.01

Fully Diluted net earnings per common share based on average outstanding shares of 1,119,409 in 2002 and 1,120,120 in 2001 for the three months and outstanding shares of 1,119,409 in 2002 and 1,121,572 in 2001 for the six months	$0.63	$0.63	$1.20	$1.01

See accompanying notes to financial statements.

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Net Earnings	$1,347,672	$1,132,996

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax of $141,176 and $195,192	274,048	378,902
Reclassification adjustments for (gains) losses included in net earnings.	—	—

Total other comprehensive income (loss)	274,048	378,902

Comprehensive income	$1,621,720	$1,511,898

See accompanying notes to financial statements.

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Each of the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash Flows from operating activities:
Net earnings	$1,347,672	$1,132,996
Adjustments to reconcile net to net cash provided by operating activities:
Depreciation, accretion and amortization	267,963	243,431
Gain (Loss) on sale and impairment of securities	—	459
Provision for loan losses	140,066	143,699
Provision for deferred income taxes	—	—
Loss on disposal of equipment	—	—
Change in:
Accrued interest receivable and other assets	599,176	119,919
Accrued interest payable and other liabilities	(990,291)	(16,861)

Net cash provided by operating activities	1,364,586	1,623,643

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	3,929,114	13,275,423
Proceeds from maturities and paydowns of securities held to maturity	65,000	—
Proceeds from sales of securities available for sale	—	—
Purchases of securities available for sale	(11,757,627)	(8,579,404)
Purchases of other investments	(19,301)	(19,500)
Sale of other investments	—	148,000
Net change in loans	(5,068,791)	(2,353,416)
Purchases of premises and equipment	(58,150)	(67,469)

Net cash used by investing activities	(12,909,755)	2,403,634

Cash flows from financing activities
Net change in deposits	(3,574,311)	5,409,423
Change in other borrowed funds	—	—
Dividends paid	(167,911)	(134,329)

Net cash provided by financing activities	(3,742,222)	5,275,094

Net increase (decrease) in cash and cash equivalents	(15,287,391)	9,302,371

Cash and cash equivalents at beginning of period	26,651,989	7,933,357

Cash and cash equivalents at end of period	$11,364,598	$17,235,728

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	274,048	378,902
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	3,224,983	4,721,071
Income taxes	830,000	446,000

See accompanying notes to financial statements.

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, McIntosh State Bank (the “Bank”) and McIntosh Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company’s accounting policies are fundamental to management’s discussion and analysis of the results of operations and the financial condition. Some of the Company's accounting policies require significant judgement regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report to Shareholders.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

(2)	Cash and Cash Equivalents

For the presentation in the financial statements, cash and cash equivalents include, cash on hand and amounts due from banks, and Federal Funds sold.

(3)	Net Earning Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

PART I

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers. All these factors are difficult to predict and may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of June 30, 2002 showed a $2,393,904 or 1.0% decrease in total assets from December 31, 2001. This decrease is principally attributable to a $7,148,011 decline in liquid assets (cash, federal funds sold, and investments) which was partially offset by a $5,038,143 increase in gross loans. Total deposits declined $3,574,311 or 1.8% from December 31, 2001. This decrease was principally attributable to a $4,488,723 decline in NOW and money market accounts.

The $109,418 increase in the allowance for loan losses (ALL) since December 31, 2001 resulted from $140,066 in provision expense and $30,648 in net charge-offs for the first six months of 2002. The ALL as a percentage of gross loans rose from 1.55% to 1.57% over the same period. The increase in reserve ratio was principally attributable to the identification of $2.3 million more in Watch graded loans. As of June 30, 2002 loans 60 days or more past due and nonaccrual loans totaled $253,418 and $78,000, respectively. There has been no meaningful increase in loans 60 or more past due and nonaccrual loans since December 31, 2001.

As of June 30, 2002 the Company continued to have a concentration in AD&C loans. Management has established limits for monitoring and managing this concentration. As of June 30, 2002, AD&C loans represented 19.0% of gross loans versus a maximum limit of 27.5%. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of June 30, 2002 the Company’s equity capital rose $1,453,809 from December 31, 2001. This increase was the result of $1,347,672 in net income for the first six months of 2002, a $274,048 increase in unrealized gains on securities available for sale, and $167,911 in cash dividends paid.

Liquidity

McIntosh State Bank (Bank) must maintain, on a daily basis, sufficient funds to cover depositor withdrawals and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells Federal funds and other short-term investments. Asset and liability maturities are monitored in order to avoid significant mismatches which could adversely impact liquidity. It is the policy of the Bank to monitor its liquidity to achieve earnings enhancements and meet regulatory requirements while funding its obligations.

Liquidity is monitored daily and formally measured on a monthly basis. As of June 30, 2002, the Bank’s liquidity ratio was 18.3% versus 19.8% from the year-ago period and 20.8% as of December 31, 2001. The liquidity ratio is above the Bank’s policy minimum of 15%.

The Bank has $2 million in FHLB advances maturing in February and May 2003, respectively. As of June 30, 2002, these advances are at rates of 4.73% and 4.75%, respectively. These advances are drawn under a $30.6 million line of credit with FHLB. Management is not aware of circumstances that could result in the facility being withdrawn by FHLB during the next 12 months. As a result, management anticipates having the option to take new advances to replace those that will mature. Other sources of funds available to repay these borrowings include maturing short-term investments or new deposits.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change. Determination of the Bank’s ALL and income taxes have been identified as critical accounting policies.

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management’s judgement as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of loans $100,000 and over, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to uncollectible. The ALL level is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Results of Operations—Six Months Ended June 30, 2002

Net interest income for June 30, 2002 increased $532,107 or 12.7% from the year-ago period. The Company’s June 30, 2002 tax equivalent net interest margin of 4.49% increased 7 basis points from the year-ago period and 11 basis points from December 31, 2001.

Total interest income for June 30, 2002 declined $975,870 or 11.1% from the year-ago period. The yield on earning assets as of June 30, 2002 was 7.44% and declined 171 basis points from the year-ago period and declined 123 basis points from December 31, 2001. The decline in the yield on earning assets from the year-ago period resulted from a 165 basis point reduction in loan yield, a 92 basis point reduction in investment portfolio yield, and a 321 basis point reduction in yield on federal funds sold. The decline in the yield on earning assets from December 31, 2001 resulted from a 125 basis point reduction in loan yield, a 52 basis point reduction in investment portfolio yield, and a 188 basis point reduction in yield on federal funds sold.

The overall decline in yield on earning assets from the year ago period to June 30, 2002 resulted from the prime lending rate falling. The overall decline in yield on earning assets from December 31, 2001 to June 30, 2002 resulted from fixed rate loans and investments maturing or repricing at lower rates.

Interest expense declined $1,507,977 or 32.6% from the year-ago period. The cost of funds as of June 30, 2002 was 2.88% and declined 180 basis points from the year-ago period and declined 133 basis points from December 31, 2001. The decline in cost of funds from the year-ago period resulted from a 198 basis point decline in the cost of funds on interest bearing deposit accounts and a 75 basis point decline on borrowed money. The decline in cost of funds from December 31, 2001 resulted from a 147 basis point decline in the cost of funds on interest bearing deposit accounts and a 62 basis point decline on borrowed money.

The overall decline in the cost of funds from the year-ago period to June 30, 2002 resulted from the prime lending rate falling. The overall decline in the cost of funds from December 31, 2001 to June 30, 2002 resulted from time deposits maturing and repricing at lower rates and the company lowering rates on nonmaturing deposit accounts.

Provision expense declined $3,633 or 2.5% from the year-ago period. In the year-ago period, the Bank experienced $86,000 in net charge-offs. As of June 30, 2002, net charge-offs totaled $31,000. Lower net charge-offs for the first six months of 2002 helped offset the need for higher provision expense associated with loan growth and an increase in classified or criticized loans as of June 30, 2002.

Other income increased $252,236 or 23.9% from the year-ago period. This increase was principally attributable to higher volume of insufficient check charges associated with the Bank’s overdraft privilege program which began in August 2001.

Other noninterest expense increased $330,331 or 9.3% from the year-ago period. This increase was principally attributable to salary and benefit expenses of additional full time equivalent employees (FTEs) and higher professional and legal expenses associated with the Company’s SEC registration. As of June 30, 2002, FTEs totaled 84 versus 81 from the year-ago period. As of June 30, 2002, professional fees increased $71,041 or 78.6% from the year-ago period.

Income tax expense increased $242,969 or 56.3% from the year-ago period. The increase from the year-ago period was attributable to 29.3% more net income before income tax and an increase in the effective tax rate. As of June 30, 2002, the effective income tax rate was 33.4% versus 27.6% from the year-ago period. The increase in the effective income tax rate results from less tax free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

Results of Operations – Three months ended June 30, 2002

Net interest income for June 30, 2002 increased $344,483 or 16.5% from the year-ago period. The Company’s June 30, 2002 tax equivalent net interest margin of 4.62% rose 26 basis points from the year-ago period.

Total interest income for June 30, 2002 declined $406,104 or 9.4% from the year-ago period. The yield on earning assets as of June 30, 2002 was 7.50% and declined 149 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period resulted from a 153 basis point reduction in loan yield, a 79 basis point reduction in investment portfolio yield, and a 264 basis point reduction in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period versus the three months ended June 30, 2002 resulted from the prime lending rate falling.

Interest expense declined $750,587 or 33.3% from the year-ago period. The cost of funds as of June 30, 2002 was 3.21% and declined 189 basis points from the year-ago period. The decline in the cost of funds from the year-ago period resulted from a 192 basis point decline in the cost of funds on interest bearing deposit accounts and a 63 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period versus the three months ending June 30, 2002 resulted from the prime lending rate falling.

Provision expense increased $30,478 or 80.1% from the year-ago period due to increased credit losses. In the year-ago period, the Bank experienced no net charge-offs. For the three months ended June 30, 2002, net charge-offs totaled $26,000.

Other income increased $100,025 or 17.7% from the year-ago period. This increase was principally attributable to higher volume of insufficient check charges associated with the Bank’s overdraft privilege program which began in August 2001.

Other noninterest expense increased $182,930 or 10.2% from the year-ago period. This increase was principally attributable to salary and benefit expenses of additional full time equivalent employees (FTEs) and higher professional and legal expenses associated with the Company’s SEC registration. As of June 30, 2002, FTEs totaled 84 versus 81 from the year-ago period. As of June 30, 2002, professional fees increased $41,648 or 94.0% from the year-ago period.

Income tax expense increased $127,766 or 55.9% from the year-ago period. The increase from the year-ago period was attributable to 27.9% more net income before income tax and an increase in the effective tax rate. As of June 30, 2002, the effective income tax rate was 33.7% versus 27.6% from the year-ago period. The increase in the effective income tax rate results from less tax free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	12.3%
Tier 1 Capital minimum requirement	4.0%

Excess	8.3%

Total Capital, Actual	13.5%

Total Capital minimum requirement	8.0%

Excess	5.5%

Leverage Ratio
Tier 1 Capital to adjusted total assets (Leverage Ratio)	9.2%
Minimum leverage requirement	3.0%

Excess	6.2%

Part II

Item 1.    Legal Proceedings

The Bank is party to a lawsuit filed by National Union Fire Insurance Co. (National) dated April 16, 2002. National has alleged negligence on the part of the Bank in opening a deposit account and accepting deposits into that account. National is seeking $275,216 in damages. The Bank’s bonding company has advised that the Bank’s policy will respond to the claim. The Bank believes that the suit will ultimately be settled and the liability will have no material impact on future results.

Item 2.    Not applicable

Item 3.    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of McIntosh Bancshares, Inc. held May 16, 2002.

(b)	The following matter was submitted to a vote of security holders:

Election of Class I Directors (Term to expire in 2005) – John L. Carter and William T. Webb

A tabulation of votes concerning the above issue is as follows:

Shares voted in person in favor	647,742
Shares voted by proxy in favor	107,031
Shares voted in person against	0
Shares voted by proxy against	0

Total shares represented	754,773
Total shares outstanding	1,119,409

Item 5.    Not applicable

Item 6.    Exhibits and Reports on Form 8-K

99.1    Certificate Pursuant to 18 U.S.C.A. §1350

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2002	McIntosh Bancshares, Inc. By: /s/ WILLIAM K. MALONE William K. Malone, Chairman and C.E.O. (Principal Executive Officer)

Date: September 17, 2002	By: /s/ JAMES P. DOYLE James P. Doyle, Chief Financial Officer, Secretary, and Treasurer (Principal Accounting Officer)

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C.A. §1350