Form 10QSB/A
period 2002-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2002-10-16
CIK 872545

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

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

For Each of the Three Months and Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Interest income:
Loans, including fees	$3,337,107	$3,784,915	$6,639,745	$7,695,045
Interest on investment securities:
U.S. Treasury, U.S. Government agency and Mortgage-backed securities	407,977	277,154	778,776	599,089
State, county and municipal	138,258	135,538	272,060	275,604
Other investments	27,686	26,242	54,521	44,224
Federal funds sold and other short-term investments	24,167	117,450	90,349	197,360

Total interest income	3,935,195	4,341,300	7,835,451	8,811,322

Interest expense:
Interest-bearing demand and money market	253,029	439,564	531,520	865,719
Savings	29,773	53,345	60,088	103,246
Time deposits of $100,000 or more	417,921	596,501	863,926	1,253,437
Other time deposits	721,054	1,056,637	1,496,731	2,167,809
Other	79,344	105,661	159,989	230,020

Total interest expense	1,501,121	2,251,708	3,112,254	4,620,231

Net interest income	2,434,074	2,089,592	4,723,197	4,191,091

Provision for loan losses	68,533	38,055	140,066	143,699

Net interest income after provision for loan losses	2,365,541	2,051,537	4,583,131	4,047,392

Other Income:
Service charges	387,761	304,944	758,607	525,976
Investment securities gains(losses)	0	525	0	984
Other income	277,323	259,590	550,285	529,698

Total other income	665,084	565,060	1,308,892	1,056,658

Other expenses:
Salaries and employee benefits	1,179,528	1,081,065	2,374,173	2,157,625
Occupancy and equipment	214,379	215,327	428,201	437,084
Other operating	577,387	491,974	1,067,702	945,037

Total other expenses	1,971,295	1,788,365	3,870,076	3,539,746

Earnings before income taxes	1,059,331	828,232	2,021,947	1,564,304
Income tax expense	356,470	228,704	674,275	431,306

Net earnings	$702,861	$599,525	$1,347,672	$1,132,996

Net earnings per common share based on average outstanding shares of 1,119,409 in 2002 and 1,119,409 in 2001	$0.63	$0.54	$1.20	$1.01

Fully Diluted net earnings per common share based on average outstanding shares of 1,119,409 in 2002 and 1,120,120 in 2001 for the three months and outstanding shares of 1,119,409 in 2002 and 1,121,572 in 2001 for the six months	$0.63	$0.54	$1.20	$1.01

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

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Each of the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash Flows from operating activities:
Net earnings	$1,347,672	$1,132,996
Adjustments to reconcile net to net cash provided by operating activities:
Depreciation, accretion and amortization	267,963	243,431
Gain (Loss) on sale and impairment of securities	—	459
Provision for loan losses	140,066	143,699
Provision for deferred income taxes	—	—
Loss on disposal of equipment	—	—
Change in:
Accrued interest receivable and other assets	599,176	119,919
Accrued interest payable and other liabilities	(990,291)	(16,861)

Net cash provided by operating activities	1,364,586	1,623,643

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	3,929,114	13,275,423
Proceeds from maturities and paydowns of securities held to maturity	65,000	—
Proceeds from sales of securities available for sale	—	—
Purchases of securities available for sale	(11,757,627)	(8,579,404)
Purchases of other investments	(19,301)	(19,500)
Sale of other investments	—	148,000
Net change in loans	(5,068,791)	(2,353,416)
Purchases of premises and equipment	(58,150)	(67,469)

Net cash used by investing activities	(12,909,755)	2,403,634

Cash flows from financing activities
Net change in deposits	(3,574,311)	5,409,423
Change in other borrowed funds	—	(2,000,000)
Dividends paid	(167,911)	(134,329)

Net cash provided by financing activities	(3,742,222)	5,275,094

Net increase (decrease) in cash and cash equivalents	(15,287,391)	9,302,371

Cash and cash equivalents at beginning of period	26,651,989	7,933,357

Cash and cash equivalents at end of period	$11,364,598	$17,235,728

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	274,048	378,902
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	3,224,983	4,721,071
Income taxes	830,000	446,000

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

Date: October 16, 2002	McIntosh Bancshares, Inc. By: /s/ WILLIAM K. MALONE William K. Malone, Chairman and C.E.O. (Principal Executive Officer)

Date: October 16, 2002	By: /s/ JAMES P. DOYLE James P. Doyle, Chief Financial Officer, Secretary, and Treasurer (Principal Accounting Officer)

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C.A. §1350