Form 10QSB/A
period 2002-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2002-10-22
CIK 872545

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

Consolidated Statement of Cash Flows

For the Each of the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash Flows from operating activities:
Net earnings	$1,347,672	$1,132,996
Adjustments to reconcile net to net cash provided by operating activities:
Depreciation, accretion and amortization	267,963	243,431
Gain (Loss) on sale and impairment of securities	—	459
Provision for loan losses	140,066	143,699
Provision for deferred income taxes	—	—
Loss on disposal of equipment	—	—
Change in:
Accrued interest receivable and other assets	599,176	119,919
Accrued interest payable and other liabilities	(990,291)	(16,861)

Net cash provided by operating activities	1,364,586	1,623,643

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	3,929,114	13,275,423
Proceeds from maturities and paydowns of securities held to maturity	65,000	—
Proceeds from sales of securities available for sale	—	—
Purchases of securities available for sale	(11,757,627)	(8,579,404)
Purchases of other investments	(19,301)	(19,500)
Sale of other investments	—	148,000
Net change in loans	(5,068,791)	(2,353,416)
Purchases of premises and equipment	(58,150)	(67,469)

Net cash used by investing activities	(12,909,755)	2,403,634

Cash flows from financing activities
Net change in deposits	(3,574,311)	5,409,423
Change in other borrowed funds	—	(2,000,000)
Dividends paid	(167,911)	(134,329)

Net cash provided by financing activities	(3,742,222)	3,275,094

Net increase (decrease) in cash and cash equivalents	(15,287,391)	7,302,371

Cash and cash equivalents at beginning of period	26,651,989	7,933,357

Cash and cash equivalents at end of period	$11,364,598	$15,235,728

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	274,048	378,902
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	3,224,983	4,721,071
Income taxes	830,000	446,000

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

Date: October 21, 2002	McIntosh Bancshares, Inc. By: /s/ WILLIAM K. MALONE William K. Malone, Chairman and C.E.O. (Principal Executive Officer)

Date: October 21, 2002	By: /s/ JAMES P. DOYLE James P. Doyle, Chief Financial Officer, Secretary, and Treasurer (Principal Accounting Officer)

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C.A. §1350