Form 10QSB
period 2002-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2002-11-13
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	September 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from	to
Commission File Number	67387
SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)
GEORGIA	58-1922861
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

210 South Oak Street, Jackson, Georgia	30223
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number	(770) 775-8300

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,119,409 Shares of common stock as of September 30, 2002

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
INDEX
Page No.
PART I		FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Balance Sheet (unaudited) at September 30, 2002
Consolidated Statements of Earnings (unaudited) for the Three
Months and Nine Months Ended September 30, 2002 and 2001
Consolidated Statements of Comprehensive Income (unaudited)
for the Nine Months Ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows (unaudited) for the Nine
Months ended September 30, 2002 and 2001
Notes to financial statements (unaudited)
	Item 2.	Management's discussion and Analysis of Financial
Condition and Results of Operations
PART II		OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 2.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2002
(Unaudited)

Assets

Cash and due from banks including reserve requirement of $1,180,000	$8,361,479
Federal funds sold	1,793,000
Investment securities held to maturity	2,681,097
(market value of $2,831,569)
Investment securities available for sale	41,362,014
(amortized cost of $39,851,828)
Other investments	1,234,993
Loans	172,959,403
Less: Allowance for loan losses	(2,664,608)
Loans, net	170,294,795

Premises and equipment, net	4,117,275
Accrued interest receivable and other assets	7,756,390

Total Assets	$237,601,043

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$18,286,983
Money Market and NOW accounts	69,918,543
Savings	9,178,116
Time deposits of $100,000 or more	37,875,998
Time deposits	64,460,840

Total Deposits	199,720,480

Borrowed funds	13,000,000
Accrued interest payable and other liabilities	1,803,977
Total Liabilities	214,524,457

Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	10,375,947
Accumulated other comprehensive income	996,723

Total stockholders' equity	23,076,586

Total Liabilities and stockholders' equity	$237,601,043

See accompanying notes to financial statements.
	MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

	Consolidated Statements of Earnings

	For Each of the Three Months and Nine Months Ended September 30, 2002 and 2001
	(Unaudited)
		Three Months		Nine Months
		Ended		Ended
	2002	2001	2002	2001

Interest income:
Loans, including fees	$3,442,115	$3,632,976	$10,081,860	$11,328,021
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	377,612	304,057	1,156,388	903,145
State, county and municipal	140,855	140,787	412,915	416,391
Other investments	26,594	27,046	81,115	71,270
Federal funds sold and other short-term investments	21,735	130,068	112,084	327,428

Total interest income	4,008,911	4,234,934	11,844,362	13,046,255

Interest expense:
Interest-bearing demand and money market	242,996	463,501	774,516	1,329,220
Savings	23,566	47,284	83,654	150,530
Time deposits of $100,000 or more	420,637	539,170	1,284,563	1,792,607
Other time deposits	691,871	955,538	2,188,602	3,123,347
Other	94,212	89,167	254,201	319,187

Total interest expense	1,473,282	2,094,660	4,585,536	6,714,891

Net interest income	2,535,629	2,140,274	7,258,826	6,331,364

Provision for loan losses	103,533	22,401	243,599	166,100

Net interest income after provision for loan losses	2,432,096	2,117,873	7,015,227	6,165,264

Other Income:
Service charges	415,130	368,237	1,173,737	894,213
Investment securities gains(losses)	0	0	0	459
Gain (Loss) fixed assets disposal	(41,631)	0	(41,631)	525
Other income	344,836	218,887	895,121	748,584

Total other income	718,335	587,124	2,027,227	1,643,781

Other expenses:
Salaries and employee benefits	1,202,088	1,108,099	3,576,261	3,265,724
Occupancy and equipment	234,825	219,276	663,026	656,360
Other operating	562,769	467,258	1,630,471	1,412,295

Total other expenses	1,999,682	1,794,633	5,869,758	5,334,379

Earnings before income taxes	1,150,749	910,364	3,172,696	2,474,666

Income tax expense	355,825	276,493	1,030,100	707,799

Net earnings	$794,924	$633,871	$2,142,596	$1,766,867

Net earnings per common share based on average outstanding
shares of 1,119,409 in 2002 and 1,119,409 in 2001	$0.71	$0.57	$1.91	$1.58
Fully diluted net earnings per common share based on average outstanding shares of 1,119,409 in 2002 and 1,119,409 in 2001 for the three months and average outstanding shares of 1,119,409
in 2002 and 1,121,245 in 2001 for the nine months	$0.71	$0.57	$1.91	$1.58

See accompanying notes to financial statements.
	MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Net Earnings	$2,142,596	$1,766,867

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $284,524 and $249,284	552,311	483,903
Reclassification adjustments for (gains) losses included
in net earnings.	-	-

Total other comprehensive income (loss)	552,311	483,903

Comprehensive income	$2,694,907	$2,250,770

See accompanying notes to financial statements.
MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	For the Each of the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash Flows from operating activities:
Net earnings	$2,142,596	$1,766,867
Adjustments to reconcile net to net cash provided by operating activities:
Depreciation, accretion and amortization	505,274	461,806
Gain (Loss) on sale and impairment of securities	-	459
Provision for loan losses	242,599	166,100
Loss on disposal of equipment	(41,631)	-
Change in:
Accrued interest receivable and other assets	(1,290,352)	(231,740)
Accrued interest payable and other liabilities	(739,466)	(26,276)

Net cash provided by operating activities	819,020	2,137,216

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	7,172,184	14,741,061
Proceeds from maturities and paydowns of securities held to maturity	171,000	629,518
Proceeds from sales of securities available for sale	-	-
Purchases of securities available for sale	(13,449,952)	(16,800,052)
Purchases of other investments	(128,500)	(19,500)
Sale of other investments	-	584
Net change in loans	(12,877,215)	(4,094,332)
Purchases of premises and equipment	(418,357)	(125,436)

Net cash used by investing activities	(19,530,840)	(5,668,157)

Cash flows from financing activities
Net change in deposits	(4,449,868)	9,245,488
Change in other borrowed funds	7,000,000	(2,000,000)
Dividends paid	(335,822)	(134,328)

Net cash provided by financing activities	2,214,310	7,111,160

Net increase (decrease) in cash and cash equivalents	(16,497,510)	3,580,219

Cash and cash equivalents at beginning of period	26,651,989	7,933,357

Cash and cash equivalents at end of period	$10,154,479	$11,513,576

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	552,311	483,903
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	4,700,260	6,900,247
Income taxes	1,179,000	747,000

See accompanying notes to financial statements.

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Notes to consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the "Company") and its
wholly-owned subsidiaries, McIntosh State Bank (the "Bank") and McIntosh Financial Services, Inc.
All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company's accounting policies are fundamental to management's discussion and analysis of the results of operations and the financial condition. Some of the Company's accounting policies require significant judgement regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders.

Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company's credit customers. All these factors are difficult to predict and may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) for the three and nine months as of September 30, 2002 shows assets grew $7,280,543 or 3.1% and $4,886,640 or 2.1%, respectively. These increases are principally attributable to a $2,464,263 and $9,612,274 decline in liquid assets (cash, federal funds sold, and investments), a $7,800,549 and $12,838,692 increase in gross loans, and a $1,631,311 and $1,607,848 increase in other assets during the three and nine month periods, respectively. The increase in other assets results from a $1.7 million increase in cash surrender value of life insurance. Total deposits declined $875,557 or 0.4% and $4,449,868 or 2.2% during the three and nine months, respectively. The decrease since December 31, 2001 is principally attributable to a $4,467,642 decline in NOW and money market account balances.

The allowance for loan losses (ALL) increased $77,337 and $186,755 for the three and nine months, respectively. The increase results from $103,533 and $243,599 in provision expense and $26,196 and $56,844 in net charge-offs, respectively. As of September 30, 2002, the ALL as a percentage of gross loans is 1.54% versus 1.57% and 1.55% for the prior quarter and year-end, respectively. The decline in the reserve ratio is principally attributable to $1.2 million less in internally classified loans. As of September 30, 2002 loans 90 days or more past due and nonaccrual loans totaled $17,000 and $32,693, respectively. There has been no meaningful change in loans 90 or more days past due and nonaccrual loans during the past three and nine months, respectively.

As of September 30, 2002 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 27.5% of the Company's loan portfolio. As of September 30, 2002, AD&C loans represented 20.0% of gross loans versus 19.0% and 22.9% as of the prior quarter and year-end, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

For the three and nine months ending September 30, 2002, the Company's equity capital rose $905,275 and $2,359,085, respectively. These increases were the result of $794,924 and $2,142,596 in net income, a $278,264 and $552,311 increase in unrealized gains on securities available for sale, and $167,913 and $335,822 in cash dividends paid during the three and nine months, respectively.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of September 30, 2002, the Bank's liquidity ratio was 17.9% versus 18.3% and 20.8% as of the prior quarter and year-end, respectively. The liquidity ratio is above the Bank's policy minimum of 15%.

The Bank has $2 million in Federal Home Loan Bank of Atlanta (FHLB) advances maturing in February and May 2003, respectively. As of September 30, 2002, these advances are at rates of 4.43% and 4.45%, respectively. These advances are drawn under a $30.6 million line of credit with FHLB. During the three months ending September 30, 2002, management drew $7 million in additional advances from FHLB, partly in anticipation of repaying the $4 million in advances maturing in 2003, at a blended rate of 3.32%.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change. Determination of the Bank's ALL and income taxes have been identified as critical accounting policies.

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management's judgement as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of loans $100,000 and over, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to uncollectible. The ALL level is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

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

Results of Operations Three months ended September 30, 2002

Net interest income for the three months increased $395,355 or 18.5% from the year-ago period. The Company's September 30, 2002 tax equivalent net interest margin of 4.78% rose 51 basis points from the year-ago period.

Total interest income for the three months declined $226,023 or 5.3% from the year-ago period. The yield on earning assets as of September 30, 2002 was 7.54% and declined 82 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 110 basis point reduction in loan yield, a 69 basis point reduction in investment portfolio yield, and a 175 basis point reduction in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period versus the three months ended September 30, 2002 results from the prime lending rate falling.

Interest expense for the three months declined $621,378 or 29.7% from the year-ago period. The cost of funds as of September 30, 2002 was 2.83% and declined 139 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 141 basis point decline in the cost of funds on interest bearing deposit accounts and a 119 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period versus the three months ended September 30, 2002 results from the prime lending rate falling.

Provision expense for the three months increased $81,132 or 362.2% from the year-ago period due to increased credit losses. In the year-ago period, the Bank experienced $1,806 in net charge-offs. For the three months ended September 30, 2002, net charge-offs totaled $37,482.

Other income for the three months increased $131,211 or 22.4% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program and increased fee income from more loans originated and refinanced into the secondary market.

Other noninterest expense for the three months increased $205,049 or 11.4% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of one full time equivalent employee (FTE), higher professional and legal expenses associated with the Company's SEC registration, and settlement and legal expenses associated with the National Union suit. As of September 30, 2002, FTEs totaled 86 versus 85 from the year-ago period. As of September 30, 2002, professional fees increased $31,542 or 69.8% from the year-ago period.

Income tax expense for the three months increased $79,332 or 28.7% from the year-ago period. The increase from the year-ago period was principally attributable to 26.4% more net income before income tax and an increase in the effective tax rate. As of September 30, 2002, the effective income tax rate was 30.9% versus 30.4% from the year-ago period.

Results of Operations Nine Months Ended September 30, 2002

Net interest income for the nine months increased $927,462 or 14.7% from the year-ago period. The Company's September 30, 2002 tax equivalent net interest margin of 4.63% increased 22 basis points from the year-ago period and 25 basis points from December 31, 2001.

Total interest income for the nine months declined $1,201,893 or 9.2% from the year-ago period. The yield on earning assets as of September 30, 2002 was 7.46% and declined 140 basis points from the year-ago period and declined 114 basis points from December 31, 2001. The decline in the yield on earning assets from the year-ago period results from a 148 basis point reduction in loan yield, a 69 basis point reduction in investment portfolio yield, and a 249 basis point reduction in yield on federal funds sold. The decline in the yield on earning assets from December 31, 2001 results from a 125 basis point reduction in loan yield, a 71 basis point reduction in investment portfolio yield, and a 187 basis point reduction in yield on federal funds sold.

The overall decline in the yield on earning assets from the year-ago period results from the prime lending rate falling. The overall decline in yield on earning assets from December 31, 2001 to September 30, 2002 resulted from fixed rate loans and investments maturing or repricing at lower rates.

Interest expense for the nine months declined $2,129,355 or 31.7% from the year-ago period. The cost of funds as of September 30, 2002 was 2.94% and declined 168 basis points from the year-ago period and declined 179 basis points from December 31, 2001. The decline in cost of funds from the year-ago period results from a 170 basis point decline in the cost of funds on interest bearing deposit accounts and a 95 basis point decline on borrowed money. The decline in cost of funds from December 31, 2001 results from a 182 basis point decline in the cost of funds on interest bearing deposit accounts and a 86 basis point decline on borrowed money.

The overall decline in the cost of funds from the year-ago period to results from the prime lending rate falling. The overall decline in the cost of funds from December 31, 2001 to September 30, 2002 resulted from time deposits maturing and repricing at lower rates and the company lowering rates on nonmaturing deposit accounts.

Provision expense for the nine months increased $77,499or 46.7% from the year-ago period. In the year-ago period, the Bank experienced $88,000 in net charge-offs. As of September 30, 2002, net charge-offs totaled $57,000. Lower net charge-offs for the first nine months of 2002 helped offset the need for higher provision expense associated with $12.8 million in loan growth through September 30, 2002.

Other income increased $383,446 or 23.3% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program and increased fee income from more loans originated and refinanced into the secondary market.

Other noninterest expense increased $535,379 or 10.0% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of one full time equivalent employee (FTE), higher professional and legal expenses associated with the Company's SEC registration, and settlement and legal costs associated with the National Union suit. As of September 30, 2002, professional fees increased $238,127 or 175.7% from the year-ago period.

Income tax expense increased $322,301 or 45.5% from the year-ago period. The increase from the year-ago period was attributable to 28.2% more net income before income tax and an increase in the effective tax rate. As of September 30, 2002, the effective income tax rate was 32.5% versus 28.6% from the year-ago period. The increase in the effective income tax rate results from less tax free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	12.0%
Tier 1 Capital minimum requirement	4.0%
Excess	8.0%
Total Capital, Actual	13.2%

Total Capital minimum requirement	8.0%
Excess	5.2%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.3%
Minimum leverage requirement	3.0%
Excess	6.3%

Part II

Item 1. Legal Proceedings

The Bank settled an April 16, 2002 lawsuit filed by National Union Fire Insurance Co. (National Union) on August 29, 2002. The legal and settlement costs associated with the suit totaled $30,338. Management is not aware of any other legal proceedings involving the Company or its subsidiaries.

Item 2. Exhibits and Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: November 8, 2002

By: WILLIAM K. MALONE

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 8, 2002

By: JAMES P.DOYLE

James P. Doyle, Chief Financial Officer, Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Company) on Form 10-QSB (Report) for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and

Exchange Act of 1934, and:

2 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: WILLIAM K. MALONE

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 8, 2002

By: JAMES P.DOYLE

James P. Doyle, Chief Financial Officer, Secretary, and Treasurer

(Principal Accounting Officer)

I, William K. Malone, certify that:

  I have reviewed the quarterly report on Form 10QSB of McIntosh Bancshares, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By: WILLIAM K. MALONE

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

I, James P. Doyle, certify that:

  I have reviewed the quarterly report on Form 10QSB of McIntosh Bancshares, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By: JAMES P.DOYLE

James P. Doyle, Chief Financial Officer, Secretary, and Treasurer

(Principal Accounting Officer)