Form 10QSB/A
period 2002-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2002-11-22
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(AMMENDMENT NO.1)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from to

Commission File Number

67387

McINTOSH BANCSHARES, INC.

(Exact Name of Small Business Issuer in its Charter)

GEORGIA

State or Other Jurisdiction of

Incorporation or Organization

58-1922861

(I.R.S. Employer Identification No.)

210 South Oak Street, Jackson, Georgia

(Address of Principal Executive Offices)

30233

(Zip Code)

Issuer's Telephone Number

(770) 775-8300

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,119,409 Shares of $2.50 par value common stock as of September 30, 2002

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

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

Supplemental schedule of non-cash investing and financing activities
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
All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses.
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

The allowance for loan losses (ALL) increased $77,337 and $186,755 for the three and nine months, respectively. The increase results from $103,533 and $243,599 in provision expense and $26,196 and $56,844 in net charge-offs, respectively. As of September 30, 2002, the ALL as a percentage of gross loans is 1.54% versus 1.57% and 1.55% for the prior quarter and year-end, respectively. The decline in the reserve ratio is principally attributable to $1.2 million less in internally classified loans. As of September 30, 2002 loans 90 days or more past due and non-accrual loans totaled $17,000 and $32,693, respectively. There has been no meaningful change in loans 90 or more days past due and non-accrual loans during the past three and nine months, respectively.

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

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management's judgement as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of loans $100,000 and over, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or non-performing loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to uncollectible. The ALL level is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonp-erforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

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

Results of Operations - Three months ended September 30, 2002

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

Other non-interest expense for the three months increased $205,049 or 11.4% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of one full time equivalent employee (FTE), higher professional and legal expenses associated with the Company's SEC registration, and settlement and legal expenses associated with the National Union suit. As of September 30, 2002, FTEs totaled 86 versus 85 from the year-ago period. As of September 30, 2002, professional fees increased $31,542 or 69.8% from the year-ago period.

Income tax expense for the three months increased $79,332 or 28.7% from the year-ago period. The increase from the year-ago period was principally attributable to 26.4% more net income before income tax and an increase in the effective tax rate. As of September 30, 2002, the effective income tax rate was 30.9% versus 30.4% from the year-ago period.

Results of Operations - Nine Months Ended September 30, 2002

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

The overall decline in the cost of funds from the year-ago period to results from the prime lending rate falling. The overall decline in the cost of funds from December 31, 2001 to September 30, 2002 resulted from time deposits maturing and repricing at lower rates and the company lowering rates on non-maturing deposit accounts.

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

Other non-interest expense increased $535,379 or 10.0% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of one full time equivalent employee (FTE), higher professional and legal expenses associated with the Company's SEC registration, and settlement and legal costs associated with the National Union suit. As of September 30, 2002, professional fees increased $238,127 or 175.7% from the year-ago period.

Income tax expense increased $322,301 or 45.5% from the year-ago period. The increase from the year-ago period was attributable to 28.2% more net income before income tax and an increase in the effective tax rate. As of September 30, 2002, the effective income tax rate was 32.5% versus 28.6% from the year-ago period. The increase in the effective income tax rate results from less tax-free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

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

McIntosh Bancshares, Inc.

Date: November 20, 2002

By:_WILLIAM K. MALONE________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 20, 2002

By:_JAMES P. DOYLE____________

James P. Doyle, Chief Financial Officer, Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Company) on Form 10-QSB (Report) for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:_WILLIAM K. MALONE________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:_JAMES P. DOYLE____________

James P. Doyle, Chief Financial Officer, Secretary, and Treasurer

(Principal Accounting Officer)

I, William K. Malone, certify that:

1. I have reviewed the quarterly report on Form 10QSB of McIntosh Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 . The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

By:_WILLIAM K. MALONE________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

I, James P. Doyle, certify that:

1. I have reviewed the quarterly report on Form 10QSB of McIntosh Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

By:_JAMES P. DOYLE__________

James P. Doyle, Chief Financial Officer, Secretary, and Treasurer

(Principal Accounting Officer)