Form 10KSB
period 2002-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2003-03-31
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒           Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

OR

☐            Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______________ to _____________

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-1922861 (I.R.S. Employer Identification No.)

210 South Oak Street Jackson, Georgia (Address of Principal Executive Offices)	30233 (Zip Code)

(770) 775-8300
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s net income for its most recent fiscal year was $3,085,074. As of December 31, 2002, 1,119,409 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on June 30, 2002 was $22,590,688. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $32.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s filings with the Securities and Exchange Commission.

McINTOSH BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Item 1.             Description of Business.

General

McIntosh Bancshares, Inc. (the “Company”), a registered bank holding company, was incorporated under the laws of Georgia in 1990 and acquired 100% of the outstanding shares of McIntosh State Bank (the “Bank”) on April 25, 1991. The Bank was incorporated under the laws of Georgia on February 14, 1964. In March 1998 the Company capitalized a wholly owned subsidiary, McIntosh Financial Services, Inc. (“MFS”), which was incorporated under the laws of Georgia on January 8, 1998.

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, and Locust Grove. The Bank has five automated teller machines (ATMs). The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Georgia Residential Financial Administration programs.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has a separate office in the Bank’s Jackson office.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2002, the Bank’s loan portfolio totaled $175,996,572.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2002, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $49,475,115 and represents 23.69% of gross loans and unfunded loan commitments. The Bank has established a maximum of 37.50% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

Lending Policy

Standards for extensions of credit are contained in the Bank’s loan policy. Loans are predominately from borrowers within the Bank’s delineated areas of Butts, Jasper and South Henry counties. Loans are granted to individuals or businesses on either an unsecured or secured basis. Limits covering the maximum amount of indirect and direct debt to any one borrower, the maximum amount a loan officer may lend, the maximum amount of funds that may be advanced on certain collateral, and the maximum lending authority of the Bank’s loan committee and individual loan officers are contained in the loan policy. The loan policy is reviewed and approved annually by the Bank’s board of directors.

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review is to focus on relationships of $300,000 and over, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Bank’s Audit Committee.

All loans are graded according to an initial risk assessment conducted by the originating loan officer. Thereafter, loan grades may change based on results of the external loan review process or an examination, at the direction of an office President, or if the loan becomes delinquent. The Bank’s practice is to charge-off loans when they become 120 days past due or are rated Loss. The Bank places loans on nonaccrual status once they become 90 days past due. Exceptions may apply if the loan is consumer installment debt or if the loan is secured by a 1-4 family residence and in the process of collection.

Investment Policy

The Bank’s investment policy establishes objectives for the investment portfolio and the guidelines for bank investments. Bank investments provide liquidity to accommodate deposit or loan fluctuations, secure public deposits, and supplement bank earnings consistent with liquidity, interest sensitivity, and credit quality considerations. Provisions of the investment policy address investment authority and oversight, permissible investments, accounting treatment, selection and monitoring of broker/dealers, and unsuitable investment practices. Portfolio composition and performance as well as individual transactions are regularly reviewed by the Bank’s Asset/Liability Committee (ALCO) and the board of directors. The investment policy is reviewed and approved by the Board of Directors annually.

Asset/Liability Management

The Bank’s assets/liabilities, liquidity, and interest rate risk policy establishes an ALCO which is responsible for measuring, monitoring, and managing exposure to adverse interest rate movements. ALCO is composed of the Bank’s CEO, CFO, office Presidents, Chief Credit Officer and two outside directors. The Bank manages exposure to interest rate movements by modeling static gap, economic value of equity (EVE), and earnings at risk.

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 15% or greater and a loan to funding ratio of less than 83% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2002, the Bank’s liquidity and loan to funding ratios were 15.94% and 80.12%, respectively. As a secondary source of liquidity, the Bank has lines of credit with its correspondent banks and the Federal Home Loan Bank totaling $45.1 million. As of December 31, 2002, $13 million was outstanding under these lines.

Supervision and Regulation

The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (Act). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: (i) making or servicing loans and certain types of leases; (ii) performing certain data processing services; (iii) acting as fiduciary or investment or financial advisor; (iv) providing discount brokerage services; (v) underwriting bank eligible securities; (vi) underwriting debt and equity securities; (vii) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and (viii) making investments in corporations or projects designed primarily to promote community welfare.

The Gramm-Leach-Bliley Act (GLBA) of 1999 permits eligible banks and bank holding companies to engage in activities and to affiliate with nonbank organizations engaged in activities that are financial in nature or incidental or complimentary to such financial activities. The Federal Reserve has the discretion to determine what activities are complementary to financial activities. The GLBA effectively repeals certain provisions of the Glass-Steagall Act of 1933 which separated banking, insurance, and securities underwriting activities.

Under GLBA, bank holding companies whose banking subsidiaries are well capitalized and well managed may also apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are financial in nature that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are: (a) lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto; (c)

providing financial, investment, or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) underwriting, dealing in, or making a market in securities.

The Company has no immediate plans to register as a financial holding company.

The Company must also register with the Georgia Department of Banking and Finance (DBF) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management, and inter-company relationships of the Company, the Bank, and MFS and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company.

The Company is an affiliate of the Bank under the Act, which imposes restrictions on (i) loans by the Bank to the Company; (ii) investments in the stock or securities of the Company by the Bank; (iii) the Bank taking the stock or securities of an affiliate as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from the Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, lease or sale of property or furnishing of services.

The Bank is regularly examined by the FDIC. The Bank, as a state chartered bank under the laws of Georgia, is subject to the supervision of, and is regularly examined by, the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the National Association of Securities Dealers (NASD). The Department and the NASD may examine the activities of MFS at any time. The Department and the NASD require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2002, MFS is not aware of any matters pending before the Department or the NASD.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Most of the revenues of the Company result from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Company, its shareholder. Under DBF regulations, the Bank may not declare and pay dividends out of retained earnings without first obtaining the written permission of the DBF unless such bank meets the following requirements: (i) total classified assets as of the most recent examination of the bank does not exceed 80% of equity capital (as defined by the regulation); (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and (iii) the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The amount available by the Bank to pay the Company in dividends during 2002 and without prior approval of the DBF is $1,286,000. During the year ending December 31, 2002, the Company declared and paid cash dividends totaling $335,882.70, or 10.89% of net earnings.

Capital Adequacy

The Federal Reserve and the FDIC have implemented substantially identical rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures for credit risk. Bank and bank holding companies are required to have (i) a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ratio of Tier One Capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholder’s equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier One Capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier One Capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2002 the capital ratios for the Company and the Bank are as follows:

	Company	Bank

Leverage Capital	9.25%	9.14%
Tier 1 Risk-Based	12.22%	12.09%
Total Risk-Based	13.48%	13.35%

Employees

At December 31, 2002 the Bank had 87 full time equivalent employees. The Bank is not a party to any collective bargaining agreement.

Item 2.             Description of Property

The assets of the Company consists almost entirely of its ownership interest in the Bank and MFS. Both the holding company and MFS operate out of premises owned by the Bank. The Bank owns the following properties:

(1)       Main Office
210 South Oak Street
Jackson, Georgia 30233

Built in 1964, 11,000 square feet of heated space and five drive-thru lanes.

(2)       Monticello Office
208 East Greene Street
Monticello, Georgia 31064

Built in 1966, 4,200 square feet of heated space, and four remote drive-thru lanes.

(3)       Locust Grove Office
3796 Highway 42 South
Locust Grove, Georgia 30248

Built in 2000, 3,700 square feet of heated space, and three drive-thru lanes.

(4)       Operations Center
264 Alabama Boulevard
Jackson, Georgia 30233

Built in 1998, 6,500 square feet of heated space.

(5)       Remote ATMs:
632 East Third Street, Jackson, Georgia 30233
3128 Highway 36 West, Jackson, Georgia 30233

The Bank also owns the furniture, fixtures and equipment located at the above locations.

Item 3.             Legal Proceedings

The Bank is from time to time involved in various legal actions arising from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial condition. Neither the Bank nor the Company is a party to any proceeding to which any director, officer or affiliate of the issuer, any owner of more than five percent (5%) of its voting securities is a party adverse to the Bank or the Company.

Item 4.             Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.             Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning trades of the Company’s common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales prices to the extent known to management. The per share trade prices have been adjusted to reflect a ten percent (10%) stock dividend declared by the Company as of February 15, 2000, increasing the number of issued and outstanding shares of the Company from 814,116 to 895,527, and to reflect a twenty-five percent (25%) stock dividend effected by the declaration of a five-for-four stock split as of February 15, 2001, increasing the number of issued and outstanding shares from 895,527 to 1,119,409.

YEAR 2001	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)

First Quarter	5,575 Shares	$32.00	$28.00
Second Quarter	7,614 Shares	$35.00	$32.00
Third Quarter	2,272 Shares	$35.00	$30.00
Fourth Quarter	19,363 Shares	$35.00	$30.00

YEAR 2002	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)

First Quarter	3,911 Shares	$35.00	$25.00
Second Quarter	2,013 Shares	$32.00	$32.00
Third Quarter	12,511 Shares	$32.00	$32.00
Fourth Quarter	4,868 Shares	$35.00	$30.00

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by McIntosh State Bank, its wholly-owned subsidiary. The ability of the bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.” The Company paid an annual dividend of $0.109 per share in 2000, $0.12 in 2001 and an annual dividend of $0.30 per share in 2002 (the 2000 dividend has been adjusted to reflect a 10% stock dividend effected as of February 15, 2000 and a 25% stock dividend effected by the declaration of a five-for-four stock split as of February 15, 2001; the 2001 dividend has also been adjusted to reflect the 25% stock dividend effected as of February 15, 2001).

As of March 31, 2003 there were 1,119,409 shares of the Company’s common stock issued and outstanding held of record by approximately 589 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 2000 and 2001, there are now 48,125 shares of its common stock for which such options may be granted. Options to purchase 30,937.50 shares of its common stock have been issued pursuant to the 1998 Incentive Stock Option Plan as of March 31, 2003.

Item 6.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

PART I

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) for the twelve months as of December 31, 2002 shows assets grew $10,709,355 or 4.6%. The increase is principally attributable to a $7,108,442 decrease in liquid assets (cash, federal funds sold, and investments), a $15,875,861 increase in gross loans, and a $1,668,806 increase in other assets. The increase in other assets from the prior year-end results from a $1.7 million increase in cash surrender value of life insurance. Total deposits increased $525,906 or 0.3% during the last twelve months. The change from the prior year-end is principally attributable to a $2,374,354 increase in demand deposits, a $2,860,859 decline in NOW and money market account balances, and a $722,780 increase in time deposits.

The allowance for loan losses (ALL) increased $361,695 for the twelve months. The increase results from $437,132 in provision expense and $75,437 in net charge-offs. As of December 31, 2002, the ALL as a percentage of gross loans is 1.61% versus 1.55% for the prior year-end. The increase in the overall reserve ratio is principally attributable to $4.9 million more in internally rated loans versus the prior year-end and an increase in the level of delinquent and nonperforming loans. As of December 31, 2002 nonperforming loans (loans 90 days or more past due and nonaccrual loans) totaling $810,000 increased $666,000 from the prior year-end. This increase is principally attributable to one relationship that was placed on nonaccrual during the fourth quarter of 2002.

ALL by Loan Category	2002	2002	2001	2001
(Amount in thousands)	Total	%	Total	%

Commercial, financial & agricultural	$480	2.02%	$290	1.68%
Real estate-mortgage	1,606	1.50%	1,324	1.37%
Real estate-construction	512	1.62%	637	2.00%
Consumer loans	242	1.75%	227	1.62%

Total Allowance for Loan Losses	$2,840	1.61%	$2,478	1.55%

The higher reserve ratios for the commercial and consumer loan categories are due to a combination of higher delinquency levels and collateral reassessments. As delinquency levels rise in these categories, the prospect of losses increases since collateral values are generally less stable with this type of lending. Accordingly, a higher reserve level is necessary. The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 0.52% to 0.89% during the year. The higher reserve ratio for the real estate mortgage category is due to a higher level of internally rated loans in this category versus 2001. Approximately 45% of internally rated loans are real estate mortgage loans. The lower reserve ratio for the real estate construction loan category is attributable to less internally rated real estate construction loans versus 2001.

As of December 31, 2002 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2002, AD&C loans represented 23.7% of gross loans and commitments versus 22.1% as of the prior year-end. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

For the twelve months ending December 31, 2002, the Company’s equity capital rose $3,192,560 from the prior period. The change in equity capital over the twelve month period resulted from $3,085,074 in net income, a $443,308 increase in unrealized gains on securities available for sale, and by $335,822 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2002, the Bank’s liquidity ratio was 15.9% versus 20.8% as of the prior year-end. Although the Bank’s 2002 liquidity was affected by modest deposit growth, higher loan growth, and a decline in liquid investments, the liquidity ratio is above the Bank’s policy minimum of 15%. Excluding the FHLB, the Bank has $14.5 million in lines of credit with its correspondent banks to supplement short term liquidity. During the year, the Bank borrowed for three days under these commitments. The high was $1,374,000 in August 2002.

The Bank has $2 million in Federal Home Loan Bank of Atlanta (FHLB) advances maturing in February and May 2003, respectively. These advances are drawn under a $30.6 million line of credit with FHLB. During the twelve months ending December 31, 2002, management drew $7 million in additional advances from FHLB, partly in anticipation of repaying the $4 million in advances maturing in 2003, at a blended rate of 3.32%. See Table 8 for a recap of Bank borrowing.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change. Determination of the Bank’s ALL and income taxes have been identified as critical accounting policies.

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management’s judgement as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of relationships $300,000 and over, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to uncollectible. The ALL level is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

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

Results of Operations – Twelve Months Ended December 31, 2002

Net interest income for the twelve months increased $1,203,365 or 14.0% from the year-ago period. The Company’s December 31, 2002 tax equivalent net interest margin of 4.63% increased 25 basis points from the year-ago period. Margin improvement is principally attributable to the Bank’s funding liabilities repricing lower and more dramatically than its assets during the year and the institution of interest rate floors on floating rate loans. As of December 31, 2002 approximately 51% of the Bank’s floating rate loans and 41% of the Bank’s gross loans contain interest rate floors.

Total interest income for the twelve months declined $1,285,899 or 7.5% from the year-ago period. The yield on earning assets as of December 31, 2002 was 7.16% and declined 122 basis points from the year-ago period. This decline results from a 130 basis point reduction in loan yield, a 54 basis point reduction in investment portfolio yield, and a 195 basis point reduction in yield on federal funds sold and interest bearing deposits.

The overall decline in yield on earning assets from the year-ago period results from fixed rate loans and investments maturing or repricing at lower rates. Approximately $15.9 million in loans were either originated or renewed during the past twelve months at significantly lower rates. A 50 basis point decline in the prime lending rate in November 2002 also contributed to lower loan yields on prime based loans without floors. Approximately $14.6 million or 32.3% of the investment portfolio matured or was called within the past twelve months. The weighted average rate (WAR) on called or matured securities during this period was 4.88% versus a WAR of 3.95% for securities purchased during the same period.

Interest expense for the twelve months declined $2,489,264 or 29.2% from the year-ago period. The cost of funds as of December 31, 2002 was 3.15% and declined 158 basis points from the year-ago period. This decline results from a 142 basis point decline in the cost of funds on interest bearing deposit accounts, a 113 basis point decline in the cost of funds on savings accounts, a 147 decline in cost of funds on time deposits, and a 127 basis point decline on borrowed money.

The overall decline in the cost of funds from the year-ago period results from deposit rates adjusting downward to levels more in line with the 425 basis point decline in the prime lending rate experienced in 2001.

Provision expense for the twelve months increased $306,631or 235% from the year-ago period. The increase in provision expense versus the prior year-end was due to a $15.9 million increase in gross loans versus a $4.4 million increase in gross loans during 2001, a $4.9 million increase in loans representing more than normal level of risk, and an increase in delinquent and nonperforming loans.

Other income increased $466,713 or 20% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank’s overdraft privilege program and increased fee income from more loans originated and refinanced into the secondary market. Gross fees generated from secondary market mortgage lending increased $201,067 or 49.1% from the prior year. This increase is attributable to an unusually high volume of refinance activity due to historically low interest rates. Fee income associated with this line of business is cyclical and highly dependent upon favorable interest rates.

Other income was lowered by a $22,531 loss on the sale of one piece of other real estate and $43,965 in asset write-downs due to upgrading the Company’s technology during the year.

Other noninterest expense increased $504,483 or 7% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises and a 9% increase in health insurance costs, increased depreciation expense associated with the renovation of the Monticello office, higher professional and legal expenses associated with the Company’s SEC registration, and settlement and legal costs associated with a law suit. As of December 31, 2002, professional fees increased $98,042 or 52% from the year-ago period.

Other noninterest expense was $128,735 less versus 2001 due to the Company’s adoption of SFAS 142 (Goodwill and Other Intangible Assets) and SFAS 147 (Acquisition of Certain Financial Institutions). Adoption of SFAS 142/147 is effective January 1, 2002 and results in the Company ceasing to amortize the remaining amount of deposit premium intangible related to the 1996 acquisition of the Monticello office. The remaining $600,743 intangible will be reviewed annually for impairment and if found to be impaired, will be written down to its fair value through a charge to earnings.

Income tax expense increased $347,173 or 33.3% from the year-ago period. The increase from the year-ago period was attributable to 23.8% more net income before income tax and an increase in the effective tax rate. As of December 31, 2002, the effective income tax rate was 31.6% versus 28.9% from the year-ago period. The increase in the effective income tax rate results from less tax free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

PART II

McIntosh Bancshares, Inc.
Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,

	2002			2001			2000

	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate

ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	9,078,096	144,594	1.59%	11,133,000	393,981	3.54%	6,640,520	297,797	4.48%

Taxable investments	33,602,769	1,628,785	4.85%	24,230,441	1,323,471	5.46%	25,537,386	1,578,668	6.18%
Non-taxable investments	10,897,118	520,768	4.78%	10,789,745	557,592	5.17%	10,981,712	552,627	5.03%

Total investments	44,499,887	2,149,553	4.83%	35,020,186	1,881,063	5.37%	36,519,098	2,131,295	5.84%
Taxable loans	165,949,082	13,470,804	8.12%	155,046,713	14,672,825	9.46%	140,801,761	14,233,368	10.11%
Non-taxable loans	1,552,824	71,978	4.64%	3,127,460	174,959	5.59%	3,261,019	215,651	6.61%

Total loans	167,501,906	13,542,782	8.09%	158,174,173	14,847,784	9.39%	144,062,780	14,449,019	10.03%

Total interest earning assets	221,079,889	15,836,929	7.16%	204,327,359	17,122,828	8.38%	187,222,398	16,878,111	9.02%

Allowance for loan losses	(2,615,121)			(2,516,202)			(2,246,160)
Other assets	15,621,408			14,749,301			14,931,028

Total assets	$234,086,176			$216,560,458			$199,907,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	72,114,766	997,082	1.38%	58,919,036	1,647,983	2.80%	49,627,460	1,754,418	3.54%
Savings	9,302,002	99,692	1.07%	8,546,550	188,148	2.20%	8,577,953	214,432	2.50%
Time	102,256,572	4,560,733	4.46%	106,097,440	6,292,968	5.93%	101,557,454	6,273,731	6.18%
Federal funds purchased	8,866	195	2.20%	0	0	0.00%	0	0	0.00%
FHLB advances	8,243,836	386,493	4.69%	6,784,795	404,360	5.96%	6,630,497	402,946	6.08%
Long-term debt	0	0	0.00%	0	0	0.00%	0	0	0.00%
Convertible sub debentures	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total interest bearing liabilities	191,926,042	6,044,195	3.15%	180,347,821	8,533,459	4.73%	166,393,364	8,645,527	5.20%
Non-interest bearing demand deposits	18,289,355			15,046,353			13,358,472
Other liabilities	1,581,031			1,789,153			3,719,395
Stockholders’ equity	22,289,748			19,377,131			16,436,035

Total liabilities and stockholders’ equity	$234,086,176			$216,560,458			$199,907,266

Net interest income		$9,792,734			$8,589,369			$8,232,584

Net interest spread			4.01%			3.65%			3.82%
Net interest margin (TE)			4.63%			4.38%			4.72%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.
(TE) - Tax Equivalent. Loan fees of $1,253,246, $1,149,786, and $955,230, are included in the yields for 2002, 2001, and 2000, respectively.

McIntosh Bancshares, Inc.
Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2002 over 2001 and 2001 over 2000.

	2002 over 2001
	Increase (decrease) due to changes in:

	Volume	Rate	Change

Interest earned on:
Federal funds sold	(32,730)	(216,657)	(249,387)

Taxable investments	454,293	(148,979)	305,314
Non-taxable investments	5,131	(41,955)	(36,824)

Taxable loans	884,992	(2,087,013)	(1,202,021)
Non-taxable loans	(72,989)	(29,992)	(102,981)

Total Interest Income	$1,238,697	($2,524,596))	($1,285,899)

Interest paid on:
Deposits:
Demand	182,448	(833,349)	(650,901)
Savings	8,096	(96,552)	(88,456)
Time	(171,306)	(1,560,929)	(1,732,235)
Federal funds purchased	195	0	195
FHLB advances	68,404	(86,271)	(17,867)

Total Interest Expense	$87,837	($2,577,101)	($2,489,264)

Net Interest Income	$1,150,860	$52,505	$1,203,365

Note:               Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.
Table 2 - Rate/Volume Variance Analysis (continued)

	2001 over 2000
	Increase (decrease) due to changes in:

	Volume	Rate	Change

Interest earned on:
Federal funds sold	158,982	(62,798)	96,184
Interest bearing deposits	0	0	0
Taxable investments	(71,386)	(183,811)	(255,197)
Non-taxable investments	(9,920)	14,885	4,965

Taxable loans	1,348,069	(908,612)	439,457
Non-taxable loans	(7,472)	(33,220)	(40,692)

Total Interest Income	$1,418,273	($1,173,556)	$244,717

Interest paid on:
Deposits:
Demand	259,888	(366,323)	(106,435)
Savings	(691)	(25,593)	(26,284)
Time	269,281	(250,044)	19,237

FHLB advances	9,196	(7,782)	1,414

Total Interest Expense	$537,674	($649,742)	($112,068)

Net Interest Income	$880,599	($523,814)	$356,785

Note:               Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.
Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2002, 2001, and 2000. Amount in thousands.

Securities Available For Sale	2002 Total Market Value	2001 Total Market Value	2000 Total Market Value

US Treasuries and Agencies	18,475	15,696	20,802
Corporate debt securities	1,000	1,000	0
SCM’s	9,810	8,399	7,942
Mortgage backed securities	13,407	9,221	3,034
CMO’s	0	0	0
Equities	0	0	153

Subtotal	$42,692	$34,316	$31,931

Securities Held To Maturity	2002 Total Book Value	2001 Total Book Value	2000 Total Book Value

US Treasuries and Agencies	0	0	0
Corporate debt securities	0	0	0
SCM’s	2,484	2,842	3,771
Mortgage backed securities	0	0	0
CMO’s	0	0	0
Equities	0	0	0

Subtotal	$2,484	$2,842	$3,771
Total	$45,176	$37,158	$35,702

McIntosh Bancshares, Inc.
Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Rate

Securities held to maturity:
State and political divisions	515,046	1,795,478	173,904	0	2,484,428	4.61%

Subtotal	$515,046	$1,795,478	$173,904	$0	$2,484,428

Securities available for sale:
US Treasuries
US government agencies	2,071,920	15,082,188	1,321,173		18,475,281	5.28%
State and political divisions	423,090	3,980,620	5,013,093	393,372	9,810,175	4.61%
Corporate debt securities				1,000,000	1,000,000	7.37%
Mortgage-backed securities	79	1,296,710	7,228,903	4,880,905	13,406,597	5.24%

Subtotal	$2,495,089	$20,359,518	$13,563,169	$6,274,277	$42,692,053

Total	$3,010,135	$22,154,996	$13,737,073	$6,274,277	$45,176,481

Mortgage backed securities are included in the maturties categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.
Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

Classifications:	2002 Total	2002%	2001 Total	2001%	2000 Total	2000%	1999 Total	1999%	1998 Total	1998%

Commercial, financial & agricultural	22,854	13.0%	16,512	10.3%	15,892	10.2%	13,196	10.2%	10,599	9.4%
Real estate-mortgage	106,898	60.7%	96,992	60.6%	104,659	67.2%	90,466	69.6%	79,430	70.3%
Real estate-construction	31,533	17.9%	31,850	19.9%	16,045	10.3%	7,915	6.1%	5,519	4.9%
Consumer loans	13,835	7.9%	14,052	8.8%	16,544	10.6%	15,593	12.0%	14,356	12.7%
Tax-exempt	877	0.5%	715	0.4%	2,646	1.7%	2,793	2.1%	3,097	2.7%

	175,997	100.0%	160,121	100.0%	155,786	100.0%	129,963	100.0%	113,001	100.0%

Allowance	(2,840)		(2,478)		(2,456)		(2,015)		(1,764)

Net Loans	$173,157		$157,643		$153,330		$127,948		$111,237

At December 31, 2002, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity

	One Year Or Less	Over One To Five Years	Over Five Years	Total

Commercial, financial & agricultural	7,546	11,436	3,872	22,854
Real estate-construction	30,005	1,528		31,533

Total	$37,551	$12,964	$3,872	$54,387

As of December 01, 2002, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows, Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year

	Adjustible Rate	Fixed Rate	Total

Commercial, financial & agricultural	9,462	5,846	15,308
Real estate-construction	0	1,528	1,528

Total	$9,462	$7,374	$16,836

McIntosh Bancshares, Inc.
Table 4 - Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans as of December 31, 2002, 2001, 2000, 1999, and 1998. Amounts in thousands.

	2002 Total	2001 Total	2000 Total	1999 Total	1998 Total

Loans on non-accrual	729	40	81	24	83
Loans 90 days past due	49	104	27	10	4
Other real estate and repossessions	5	0	0	0	0

	$783	$144	$108	$34	$87

Non-performing loans as a % of loans	0.45%	0.09%	0.07%	0.03%	0.08%

Interest that would have been recognized	$15	$10	$10	$3	$10

A loan is placed on non-accrual status when, in management's judgement, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

McIntosh Bancshares, Inc.
Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2002 Total	2001 Total	2000 Total	1999 Total	1998 Total

Allowance at beginning of year	$2,478	$2,457	$2,015	$1,764	$1,546
Charge-offs:
Commercial, financial, and agricultural	0	78		84
Real estate - mortgage
Real estate-construction
Consumer loans	97	49	42	59	60
Leases

Total charge-offs	97	127	42	143	60
Recoveries:
Commercial, financial, and agricultural	1	3
Real estate - mortgage				20
Real estate-construction
Consumer loans	21	14	9	16	13
Lease Financing

Total recoveries	22	17	9	36	13

Net charge-offs	75	110	33	107	47
Provisions charged to earnings	437	131	475	358	265

Allowance at end of year	$2,840	$2,478	$2,457	$2,015	$1,764
Ratio of net charge-offs to avg. loans	0.04%	0.07%	0.02%	0.09%	0.04%
Ratio of allowance to total loans	1.61%	1.55%	1.58%	1.55%	1.56%

The Company has a dedicated loan review function. All relationships $300,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

McIntosh Bancshares, Inc.
Table 5 Con't - Allocation of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by catagory and the percentage of loans in each category to total loans at end of the last 5 years. Amount in thousands.

Balance at End of Period Applicable to:	2002 Total	2002%	2001 Total	2001%	2000 Total	2000%	1999 Total	1999%	1998 Total	1998%

Commercial, financial & agricultural	480	13.5%	290	10.7%	303	11.9%	259	12.3%	218	12.1%
Real estate-mortgage	1,606	60.7%	1,324	60.6%	1,556	67.2%	1,348	69.6%	1,211	70.3%
Real estate-construction	512	17.9%	637	19.9%	331	10.3%	156	6.1%	102	4.9%
Consumer loans	242	7.9%	227	8.8%	267	10.6%	252	12.0%	232	12.7%

Total allowance for loan loss	2,840	100.0%	2,478	100.0%	2,457	100.0%	2,015	100.0%	1,764	100.0%

McIntosh Bancshares, Inc.
Table 6 - Maturities of Deposits 100,000 and greater

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2002		2001		2000

Deposits:
Non-interest bearing demand deposits	18,289,355	—	15,046,353	—	13,358,472	—
Interest bearing demand	72,114,766	1.38%	58,919,036	2.80%	49,627,460	3.54%
Savings	9,302,002	1.07%	8,546,550	2.20%	8,577,953	2.50%
Time	102,256,572	4.46%	106,097,440	5.93%	101,557,454	6.18%

Total	$201,962,695		$188,609,379		$173,121,339

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2002 summerized as follows. Amounts in thousands.

Total

Three months or less	3,636
Over three months through six months	8,513
Over six months through twelve months	10,863
Over twelve months	16,786

$39,798

McIntosh Bancshares, Inc.
Table 7 - Selected Ratios

The following table sets out certain ratios of the Company for the years indicated. Amounts in thousands.

	2002	2001	2000

Net income	$3,085	$2,573	$2,048
Average assets	$234,086	$216,560	$199,907
Average equity	$22,290	$19,377	$16,436
Dividends	$336	$134	$122

Return on average assets	1.32%	1.19%	1.02%

Return on average equity	13.84%	13.28%	12.46%

Dividend payout ratio	10.89%	5.22%	5.96%

Average equity to average assets	9.52%	8.95%	8.22%

McIntosh Bancshares, Inc.
Table 8 - Analysis of Short-term and Long-term Borrowings

		2002		2001

	Maturity	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate

Type: Federal Home Loan Bank Advances
One month LIBOR less 20 bp	02/11/03	2,000,000	4.84%	2,000,000	6.06%
One month LIBOR less 15 bp	05/19/03	2,000,000	4.86%	2,000,000	6.08%
Fixed rate	09/28/04	2,000,000	5.71%	2,000,000	5.71%
Fixed rate Convertible to 3 month LIBOR 09/04/05	09/04/07	2,000,000	2.88%
Fixed rate Convertible to 3 month LIBOR 09/04/07	09/04/12	5,000,000	3.50%

Total		$13,000,000		$6,000,000

Maximum borrowing at any given month end - FHLB		$13,000,000		$8,000,000
Average outstanding borrowings for the period		$8,243,836	4.69%	$6,784,795	5.96%

McIntosh Bancshares, Inc.
Table 9 - Interest Rate Sensitivity Analysis

	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total

Amounts in thousands repricing or maturing.
Interest earning assets:
Adjustable rate loans	82,053	0	0	0	82,053
Fixed rate loans	15,162	31,637	32,562	13,481	92,842
Other loans	1,102				1,102
Investment securities	3,010	11,505	10,650	20,011	45,176
Other investments				1,235	1,235
Int bearing deposits in other banks & Fed Funds sold	5,543				5,543

Total interest earning assets	$106,870	$43,142	$43,212	$34,727	$227,951

Interest bearing liabilities:
Fixed maturity deposits	63,940	23,369	16,536		103,845
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	71,525				71,525
Savings accounts	9,049				9,049
Fed funds purchased					0
Other borrowed funds					0
FHLB Advances	4,000	2,000	2,000	5,000	13,000

Total interest bearing liabilities	$147,843	$25,962	$18,614	$5,000	$197,419

Interest rate sensitivity gap	($40,973)	$17,180	$24,598	$29,727	$30,532

Cummulative interest rate sensitivity gap	($40,973)	($23,793)	$805	$30,532

Cummulative interest rate sensitivity gap to total assets	-17.11%	-9.81%	0.33%	12.54%

Item 7.             Financial Statements and Supplementary Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99(a) of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Earnings - December 31, 2002 and 2001

Consolidated Statements of Comprehensive Income - December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2002 and 2001

Consolidated Statements of Cash Flows - December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 8.             Changes in and Disagreements with Accountants

The principal independent accountant of the Company and of the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.

Item 9.             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Board of Directors of the Company is currently composed of six (6) members, each of whom serves for a term of three (3) years. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion.

The following table sets forth information with respect to the directors and executive officers of the Company.

NAME	AGE	POSITION	YEAR FIRST ELECTED OR APPOINTED[1]	EXPIRATION OF TERM
MALONE, WILLIAM K.	55	Chairman of the Board, Chief Executive Officer and Director of McIntosh Bancshares, Inc., Chairman of the Board, Chief Executive Officer and President of McIntosh State Bank, Chairman of the Board, McIntosh Financial Services	1976	2004
CROCKARELL, BAILEY M.	70	Director	1989	2004
FORTSON, DENNIS KEITH	48	Director	1989	2003
CARTER, JOHN L.	54	Director	1995	2005
WEBB, WILLIAM T.	58	Director	1995	2005
WILLIS, JR., THURMAN L.	54	President, Chief Operating Officer and Director of McIntosh Bancshares, Inc.; President, McIntosh State Bank (Monticello), President of McIntosh Financial Services	1996	2003
DOYLE, JAMES P.	37	Secretary of McIntosh Bancshares, Inc.; Senior Vice President, Chief Financial Officer, and Secretary of McIntosh State Bank; Director of McIntosh Financial Services	—	—
BARTHOLOMEW, BRUCE E.	47	President, McIntosh State Bank (Jackson); Director of McIntosh Financial Services	—	—

______________

      1   Refers to the year the individual first became a director of the Bank or Company. All directors of the Bank in 1990 became directors of the Company when it was incorporated in that year.

BIOGRAPHICAL INFORMATION:

The principal occupation of each director and executive officer of the Company is set forth below. All directors and executive officers have held their present positions for five (5) years unless otherwise stated.

William K. Malone - Mr. Malone has been employed by the Company or its predecessors for the past 27 years. He was elected to the Board of Directors of the Company upon its formation on October 11, 1990, and serves as Chairman of the Board and Chief Executive Officer. He was elected to the Board of Directors of the Bank on January 29, 1976 and serves as Chairman of the Board, Chief Executive Officer and President. He is the Chairman of the Executive Committee, Loan Committee, and 401(k) & Profit Sharing Administrative Committee and serves as a member of the Compliance Committee, and the Asset/Liability Committee. Mr. Malone is also the Chairman of McIntosh Financial Services.

Bailey M. Crockarell - Dr. Crockarell was elected to the Board of Directors of the Company upon its formation on October 11, 1990. He was elected to the Board of Directors of the Bank on November 9, 1989, serves as Chairman of the Audit Committee and is a member of the Executive Committee and the Loan Committee. Dr. Crockarell is a local dentist.

Dennis Keith Fortson - Dr. Fortson was elected to the Board of Directors of the Company upon its formation on October 11, 1990. Dr. Fortson was elected to the Board of Directors of the Bank on November 9, 1989. He serves on the Loan Committee and Audit Committee. He is the owner of D. Keith Fortson, DMD, PC and McIntosh Cottage Antiques.

John L. Carter - Mr. Carter was elected to the Board of Directors of both the Company and the Bank on January 30, 1995. Mr. Carter serves as a member of the Loan Committee, Audit Committee and Asset/Liability Committee. He is the President of C & M Oil Company, Inc., Park Avenue of Jackson, Inc., Carter & White, Inc. and May and Carter Oil Company, Inc.

William T. Webb - Mr. Webb was elected to the Board of Directors of both the Company and the Bank on January 30, 1995. Mr. Webb serves on the Executive Committee, Loan Committee, Audit Committee and Asset/Liability Committee. He is President of L. C. Webb, Inc., a local grocery store.

Thurman L. Willis, Jr. - Mr. Willis has been employed by the Company or its predecessors for 32 years. Mr. Willis was elected to the Board of Directors of the Company on January 30, 1997 and is its President and Chief Operating Officer. He was elected to the Board of Directors of the Bank on August 22, 1996 and serves as President of the Monticello office. He is a member of the Executive Committee, Loan Committee, Asset/Liability Committee and 401(k) & Profit Sharing Administrative Committee. Mr. Willis is a director and President of McIntosh Financial Services. He is also the President of Thurman Willis, Inc., which owns a motel and fast food restaurant.

James P. Doyle - Mr. Doyle has been employed by the Company for five years and currently serves as Senior Vice President, Chief Financial Officer and Secretary. Mr. Doyle serves as

Chairman of the Asset/Liability Committee and is a member of the 401(k) Profit Sharing Administrative Committee and Compliance Committee. Mr. Doyle is a director and Vice President of McIntosh Financial Services.

Bruce E. Bartholomew - Mr. Bartholomew has been employed by the Company for six years. Mr. Bartholomew is currently President of the Jackson office of the Bank. He serves on the Loan Committee and Asset/Liability Committee and is the Bank’s Chief Credit Officer. Mr. Bartholomew is a director of McIntosh Financial Services.

No director is a director of any other company which is required to file reports with the Securities and Exchange Commission. The only family relationship among the directors or executive officers is that of Mr. Malone and Mr. Willis, Jr., who are brothers-in-law. No director or executive officer of the Company during the preceding five (5) years has been convicted in any criminal proceeding or is the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); is subject to any order, judgment or decree enjoining or otherwise limiting his involvement in any type of business, securities or banking activities; or has been found to have violated any federal or state securities or commodities laws. No director or executive officer or any business with which he was affiliated as a general partner or an executive officer has been the subject of any bankruptcy petition within that period of time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 2002 and Form 5 and amendments thereto furnished to the Company during 2002, no person who, at any time during 2002, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 2002 fiscal year or previously.

Item 10.           Executive Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer and for the Company’s three other most highly compensated executive officers whose total salary and bonus exceeded $100,000.00 in 2002. No other officer had a salary and bonus during the fiscal year ended December 31, 2002 that exceeded $100,000.00 for services rendered in all capacities to the Company and the Bank.

SUMMARY COMPENSATION TABLE

					Long Term Compensation

		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARS(#)(1)	LTIP Payouts	All Other Compensation

William K. Malone,	2002	175,000	24,589	114,973.25(2)
Chairman, CEO, President,	2001	165,000	15,950	101,404.64(2)	—	—	—	—
McIntosh State Bank	2000	156,000	22,804	62,829.76(2)	—	—	—	—

Thurman L. Willis, COO,	2002	160,000	24,080	59,867.35(3)
McIntosh State Bank	2001	156,000	12,378	48,212.86(3)	—	—	—	—
(Monticello)	2000	150,000	21,374	45,089.15(3)	—	—	—	—

Bruce E. Bartholomew	2002	115,000	16,802	29,124.89(4)
President,	2001	108,000	10,300	27,328.59(4)	—	—	—	—
McIntosh State Bank (Jackson)	2000	101,000	16,320	22,789.87(4)	—	—	—	—

James P. Doyle	2002	105,000	16,317	20,241.66(5)
Sr. Vice President,	2001	90,000	13,584	18,192.35(5)	—	—	—	—
Chief Financial Officer	2000	76,000	13,010	13,509.76(5)	—	—	—	—

1Represents the split adjusted number of options to purchase common stock granted to each executive pursuant to the McIntosh Bancshares, Inc. 1998 Incentive Stock Option Plan. One-fifth of the options vest on each anniversary of the grant, June 19, 1999, and are exercisable at the split adjusted price of $32.73 per share.

2Includes profit-sharing contributions to employee’s account in the amounts of $14,670.99, $12,063.99, and $8,962.32, in the years 2002, 2001, and 2000, respectively. Also includes liability incurred by the Company for the employee’s salary continuation plan in the amounts of $69,034.00, $63,860.00, and $26,870.00, for the years 2002, 2001, and 2000, respectively.

3Includes profit-sharing contributions to employee’s account in the amounts of $13,027.13, $12,063.99, and $8,962.32, in the years 2002, 2001, and 2000, respectively. Also includes liability incurred by the Company for the employee’s salary continuation plan in the amounts of $22,002.00, $16,671.00, and $15,470.00, for the years 2002, 2001, and 2000, respectively.

4Includes profit-sharing contributions to employee’s account in the amounts of $9,429.62, $8,889.47, and $6,190.34, in the years 2002, 2001, and 2000, respectively. Also includes liability incurred by the Company for the employee’s salary continuation plan in the amounts of $6,916.00, $6,419.00, and $5,956.00, for the years 2002, 2001, and 2000, respectively.

5Includes profit-sharing contributions to employee’s account in the amounts of $8,777.14, $7,614.76, and $4,989.42, in the years 2002, 2001, and 2000, respectively. Also includes liability incurred by the Company for the employee’s salary continuation plan in the amounts of $2,257.00, $2,094.00, and $1,943.00, for the years 2002, 2001, and 2000, respectively.

The following table sets forth for each of the named executive officers the fiscal year-end value of unexercised stock options:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Value Realized (#)	Number of Securities Underlying Unexercised Options/SARS at FY-End (#) (Exercisable/Unexercisable)	Value of Unexercised in-the-money options/SARs at FY-End (Exercisable/Unexercisable)

(a)	(b)	(c)	(d)	(e)

William K. Malone, CEO	0	0	8,250/5,500	0

Bruce E. Bartholomew, President, McIntosh State Bank (Jackson)	0	0	2,062.5/1,375	0

Thurman L. Willis, President, McIntosh State Bank (Monticello)	0	0	6,187.5/4,125	0

James P. Doyle Sr. Vice President, Chief Financial Officer	0	0	2,062.5/1,375	0

1Determined by multiplying the number of option shares by the difference between the current market value of $32.00 per share and the exercise price of $32.73 per share.

Each director of the Company is paid $600.00 for each meeting of the Board of Directors, regardless of whether that meeting is attended. Each committee member is also paid $100.00 for each committee meeting attended.

The Bank has entered into change in control agreements with William K. Malone, Bruce E. Bartholomew, James P. Doyle and Thurman L. Willis. Each of the agreements provides that in the event the employee is terminated within a specified period of time following the merger, acquisition or other change in control of either the Company or the Bank, other than for cause or the employee’s disability, retirement or death, or in the event the employee terminates the employment for reasons specified in the agreement, the employee shall be paid the salary, bonuses and benefits provided for during his employment for the balance of that period. For Messrs. Malone and Willis the benefits are for a period of two (2) years; for Messrs. Doyle and Bartholomew the benefits are payable for a period of one (1) year. The agreement with Mr. Doyle was entered into on June 17, 1999; the agreements with the other employees were entered into on March 12, 1998. Each agreement is for an initial term of three (3) years, and is subject to being renewed by the Board of Directors in its discretion for consecutive one (1) year terms. The agreements are presently in effect with each of the four identified employees.

Item 11.           Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2003, persons or groups who are known by the Company to own more than five percent (5%) of its common stock, and also sets forth, as of that same date, common stock ownership by directors and executive officers of the Company. Other than as noted below, management knows of no person or group that owns more than five percent (5%) of the outstanding shares of the Company’s common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP[1]	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING

RUFUS ADAMS 609 McDonough Road Jackson, Georgia 30233	108,940[2]	9.73%
BRUCE E. BARTHOLOMEW 448 Fox Hollow Wood Jackson, Georgia 30233–2712	2,763[3]	—[4]
JOHN L. CARTER P.O. Box 949 Jackson, Georgia 30233	5,342	—[4]
BAILEY M. CROCKARELL P.O. Box 586 Jackson, Georgia 30233-0586	14,644[5]	1.31%
JAMES P. DOYLE 188 Buttrill Court Jackson, Georgia 30233-5456	2,605[6]	—[4]

______________

1Includes shares of common stock held directly as well as by spouse or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise control voting and investment power.

2Includes 7,791shares owned by Mr. Adams’ spouse, with respect to which Mr. Adams disclaims beneficial ownership, and 45,375 shares owned by Rufus Adams Family Limited Partnership.

3Includes options to purchase 2,063 shares of common stock granted pursuant to the McIntosh Bancshares, Inc. 1998 Incentive Stock Option Plan which are exercisable in the next sixty days.

4Less than one percent (1%) of the common stock outstanding.

5Includes 7,322 shares owned by Mr. Crockarell’s spouse, beneficial ownership of which is disclaimed by Mr. Crockarell.

6Includes options to purchase 2,063 shares of common stock granted pursuant to the McIntosh Bancshares, Inc. 1998 Incentive Stock Option Plan which are exercisable in the next sixty days.

DENNIS KEITH FORTSON 333 Fox Hollow Wood Jackson, Georgia 30233–2709	17,138[7]	1.53%
WILLIAM K. MALONE P.O. Box 932 Jackson, Georgia 30233	21,247[8]	1.90%
SHAPARD FAMILY 546 South Hill Street Griffin, Georgia 30223	114,446[9]	10.22%
ARTHUR E. STODGHILL, SR. 545 Woodland Way Jackson, Georgia 30233-2625	60,646	5.42%
WILLIAM T. WEBB P.O. Box 33 Jackson, Georgia 30233	60,964[10]	5.45%
THURMAN L. WILLIS, JR. 1029 Maddox Street P.O. Box 415 Monticello, Georgia 31064	25,258[11]	2.26%
All Directors and Executive Officers as a Group (8 persons)	149,961	13.18%

______________

7Includes 4,322 shares held by Dr. D. Keith Fortson as custodian for minor children.

8Includes 1,238 shares owned by Mr. Malone’s spouse, either individually or as custodian for minor children. Mr. Malone disclaims beneficial ownership of all such shares. Also includes options to purchase 8,250 shares of common stock granted pursuant to the McIntosh Bancshares, Inc. 1998 Incentive Stock Option Plan which are exercisable in the next sixty days.

9The Shapard family consists of Emily Shapard King, Sally Shapard Peek, and William H. Shapard, Jr., siblings. Each of those individuals owns 27,711 shares in his or her own name. In addition, the listed total includes 31,313 shares owned by the W. H. Shapard Grandchildren’s Trust, of which Emily Shapard King, Sally Shapard Peek and William H. Shapard, Jr. are trustees. Emily Shapard King, Sally Shapard Peek, and William H. Shapard, Jr. and W. H. Shapard Grandchildren’s Trust each disclaims beneficial ownership of those shares not titled in their respective names.

10Mr. Webb owns all of his shares jointly with other family members.

11Includes 1,100 shares owned by Mr. Willis’ minor children. Also includes options to purchase 6,188 shares of common stock granted pursuant to the McIntosh Bancshares, Inc. 1998 Incentive Stock Option Plan which are exercisable in the next sixty days.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,937.50	$32.73	17,187.50

Equity compensation plans not approved by security holders	0	0	0

Total	30,937.50	$32.73	17,187.50

Item 12.           Certain Relationships and Related Transactions

The Bank has followed a policy of granting various types of loans to executive officers and directors, to their family members, and to certain entities in which they have an interest. However, the loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank’s other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features. Otherwise, neither the Company nor the Bank has during the last two (2) years entered into, nor is there proposed, any transaction in which any director, executive officer, director nominee, or principal shareholder, or any member of their immediate family, had a direct or indirect material interest. As of December 31, 2002 directors and executive officers of the Company and entities with which they are affiliated were indebted to the Bank in the aggregate amount of $2,716,031. The total outstanding indebtedness to directors and executive officers, as of December 31, 2001, was $2,855,907. In addition, the Bank leases property from Director John L. Carter, through his company, May & Carter Oil Company, for the following:

•      Bank sign at 207 W. Third Street, Jackson, Georgia with payments of $1,500.00, $3,000.00, and $3,000.00 for the years 2000, 2001, and 2002 year to date, respectively.

•      Bank ATM at 632 E. Third Street, Jackson, Georgia with payments of $5,135.00, $5,209.00, and $5,730.00 for the years 2000, 2001, and 2002, respectively.

Item 13.           Exhibits, List and Reports on Form 8-K.

(a)       The following documents are filed as part of this report:

2(a)     Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2(b)     Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2(c)     Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2(d)     Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(a)     Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(b)     Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(c)     Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(d)     Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(e)     Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(f)     Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(g)     Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6(h)     Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

11.      Statement of Net Earnings Per Share

21.      Subsidiaries of the Company

24.1    Power of Attorney (part of signature page).

99.1    CEO and CFO Certifications

99.(a)  Consolidated Financial Statements

(b)       Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

Item 14.           Controls and Procedures

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, William K. Malone, and Chief Financial Officer, James P. Doyle, have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was performed within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to Mr. Malone’s and Mr. Doyle’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	McINTOSH BANCSHARES, INC. Date: March 25, 2003
	BY:	/s/ WILLIAM K. MALONE

WILLIAM K. MALONE Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William K. Malone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 2003.

Signature	Title

/s/ WILLIAM K. MALONE	Director, Chairman of the Board, CEO

William K. Malone

/s/ BAILEY M. CROCKARELL	Director

Bailey M. Crockarell

/s/ DENNIS KEITH FORTSON	Director

Dennis Keith Fortson

/s/ JOHN L. CARTER	Director

John L. Carter

/s/ WILLIAM T. WEBB	Director

William T. Webb

/s/ THURMAN L. WILLIS	Director, President and Chief Operating Officer

Thurman L. Willis

/s/ JAMES P. DOYLE	Chief Financial Officer and Chief Accounting Officer

James P. Doyle

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, William K. Malone, Chief Executive Officer, certify that:

1.        I have reviewed this Form 10-K of McIntosh Bancshares, Inc. (the “Report”);

2.        Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ WILLIAM K. MALONE

WILLIAM K. MALONE Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James P. Doyle, Chief Financial Officer, certify that:

1.        I have reviewed this Form 10-K of McIntosh Bancshares, Inc. (the “Report”);

2.        Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ JAMES P. DOYLE

JAMES P. DOYLE Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

11	Statement of Computation of Net Earnings Per Share

21	Subsidiaries of the Company

99	Additional Exhibits

99.1	CEO and CFO Certifications

99(a)	Consolidated Financial Statements