Form 10QSB
period 2003-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2003-05-09
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from to

Commission File Number

49766

McINTOSH BANCSHARES, INC.

(Exact Name of Small Business Issuer in its Charter)

GEORGIA

State or Other Jurisdiction of

Incorporation or Organization

58-1922861

(I.R.S. Employer Identification No.)

210 South Oak Steet, Jackson, Georgia

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,119,409 Shares of $2.50 par value common stock as of March 31, 2003

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Balance Sheet (Unaudited) at March 31, 2003

Consolidated Statements of Earnings (Unaudited) for the Three
Months ended March 31, 2003 and 2002

Consolidated Statements of Comprehensive Income (Unaudited)
for the Three Months Ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) for the Three
Months ended March 31, 2003 and 2002

Notes to Financial Statements (Unaudited)

	Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Exhibits and Reports on Form 8-K

	Item 3.	Management Attestations

PART I.
FINANCIAL INFORMATION
MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Balance Sheet
March 31, 2003
(Unaudited)
Assets
Cash and due from banks including reserve requirement of $1,473,000	$8,347,605
Federal funds sold	8,450,000
Interest bearing deposits	4,901,853
Investment securities held to maturity	2,287,764
(market value of $2,415,209)
Investment securities available for sale	41,394,051
(amortized cost of $39,897,074)
Other investments	1,234,993
Loans	175,693,865
Less: Allowance for loan losses	(2,973,720)
Loans, net	172,720,145
Premises and equipment, net	4,432,385
Accrued interest receivable and other assets	7,836,436
Total Assets	$251,605,232
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$21,027,360
Money Market and NOW accounts	74,770,332
Savings	9,997,748
Time deposits of $100,000 or more	43,251,705
Time deposits	65,178,778
Total Deposits	214,225,923
Borrowed funds	11,000,000
Accrued interest payable and other liabilities	1,821,453
Total Liabilities	227,047,376
Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	11,865,935
Accumulated other comprehensive income	988,005
Total Stockholders' Equity	24,557,856
Total Liabilities and Stockholders' Equity	$251,605,232
See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings
For Each of the Three Months March 31, 2003 and 2002
(Unaudited)

	2003	2002
Interest income:
Loans, including fees	$3,359,769	$3,302,638
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	315,859	370,799
State, county and municipal	139,632	133,802
Other investments	26,480	26,835
Federal funds sold and other short-term investments	32,449	66,182
Total interest income	3,874,189	3,900,256
Interest expense:
Interest-bearing demand and money market	194,967	278,492
Savings	11,356	30,315
Time deposits of $100,000 or more	429,677	446,005
Other time deposits	618,487	775,677
Other	115,360	80,645
Total interest expense	1,369,847	1,611,134
Net interest income	2,504,342	2,289,122
Provision for loan losses	143,301	71,533
Net interest income after provision for loan losses	2,361,041	2,217,589

Other Income:
Service charges	423,840	370,846
Gain (Loss) on sale of investment securities	2,000	-
Gain (Loss) fixed assets disposal	(84)	-
Other income	304,298	272,363
Total other income	730,054	643,209
Other expenses:
Salaries and employee benefits	1,295,179	1,194,645
Occupancy and equipment	228,330	213,822
Other operating	527,562	489,715
Total other expenses	2,051,071	1,898,182
Earnings before income taxes	1,040,024	962,616
Income tax expense	324,604	317,805
Net earnings	$715,420	$644,811
Net earnings per common share based on average outstanding
shares of 1,119,409 in 2003 and 1,119,409 in 2002	$0.64	$0.58
Fully diluted net earnings per common share based on average
outstanding shares of 1,119,569 in 2003 and 1,119,409 in 2002	$0.64	$0.58

Dividends declared per share of common stock	$0.15	$0.15

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
	2003	2002
Net Earnings	$715,420	$644,811
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $51,662 and ($52,379)	100,286	(101,677)
Reclassification adjustments for (gains) losses included
in net earnings.	-	-
Total other comprehensive income (loss)	100,286	(101,677)
Comprehensive income	$815,706	$543,134
See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statement of Cash Flows
For the Each of the Three Months Ended March 31, 2003 and 2002
(Unaudited)
	2003	2002
Cash flows from operating activities:
Net earnings	$715,420	$644,811
Adjustments to reconcile net to net cash provided by operating activities:
Depreciation, accretion and amortization	189,979	130,750
(Gain) Loss on sale and impairment of securities	(2,000)	-
Provision for loan losses	143,301	71,533
Loss on disposal of equipment	84	-
Change in:	-	-
Accrued interest receivable and other assets	(77,078)	(44,071)
Accrued interest payable and other liabilities	4,010	(453,360)

	973,716	349,663
Proceeds from maturities and paydowns of securities available for sale	5,904,960	2,103,080
Proceeds from maturities and paydowns of securities held to maturity	202,000	65,000
Proceeds from sales of securities available for sale	-	-
Purchases of securities available for sale	(4,522,500)	(11,048,604)
Purchases of other investments	-	(19,301)
Sale of other investments	-	-
Net change in loans	293,578	(2,460,858)
Purchases of premises and equipment	(38,995)	(25,076)
Net cash used by investing activities	1,839,043	(11,385,759)
Cash flows from financing activities
Net change in deposits	9,529,669	1,021,589
Change in other borrowed funds	(2,000,000)	-
Dividends paid	(167,911)	(167,911)
Net cash provided by financing activities	7,361,758	853,678
Net increase (decrease) in cash and cash equivalents	10,174,517	(10,182,418)
Cash and cash equivalents at beginning of period	11,524,941	26,651,989
Cash and cash equivalents at end of period	$21,699,458	$16,469,571

Supplemental schedule of non-cash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$100,286	($101,677)
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,362,286	$1,672,656
Income taxes	$70,000	$423,500
See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the "Company") and its
wholly-owned subsidiaries, McIntosh State Bank (the "Bank") and McIntosh Financial Services, Inc.
All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company's accounting policies are fundamental to management's discussion and analysis of the results of operations and the financial condition. Some of the Company's accounting policies require significant judgement regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders.

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

(4) Goodwill and Intangible Assets

On October 1, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Therefore, the remaining amount of this excess purchase price, which amounts to $600,743 at January 1, 2002, will no longer be amortized. However, the goodwill will be subject to an annual impairment test and if found to be impaired, will be written down to its fair value through a charge to earnings. Prior to adoption, annual amortization expense totaled $128,735 before income taxes.

The following table includes the results of the three months ended March 31, 2003 and 2002 net earnings and earnings per share as if SFAS No. 147 had been adopted as of January 1, 2002:
	2003	2002

Reported net income	$ 715,420	$ 644,811
Goodwill amortization (after tax)	-	21,558

Adjusted net income	$ 715,420	$ 666,369

Basic earnings per share:
Reported net income	$ 0.64	$ 0.58
Goodwill amortization	-	0.02

Adjusted net income	$ 0.64	$ 0.60

Diluted earnings per share:
Reported net income	$ 0.64	$ 0.58
Goodwill amortization	-	0.02

Adjusted net income	$ 0.64	$ 0.60

PART I

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of March 31, 2003 shows assets grew $8,181,474 or 3.4% and $17,927,395 or 7.7% from year-end and the year-ago periods, respectively. These increases are principally attributable to an $8,679,851 and $3,048,476 increase in liquid assets (cash, federal funds sold, and investment securities), a $302,707 or 0.2% and $13,117,230 or 8.1% increase in gross loans, and a $25,415 and $1,571,464 increase in other assets from the year-end and year-ago periods, respectively. The increase in liquid assets from year-end results from an increase in total deposits. The increase in other assets from the year-ago period results from a $1.7 million increase in cash surrender value of life insurance. Total deposits rose $9,529,669 or 4.7% and $9,033,986 or 4.4% from the year-end and year-ago periods, respectively. The increase since December 31, 2002 is principally attributable to a $3,245,006 increase in NOW and money market account balances and a $4,585,289 increase in time deposits.

The allowance for loan losses (ALL) increased $134,172 and $429,270 from the year-end and year-ago periods, respectively. These increases result from $143,301 and $508,900 in provision expense and $9,129 and $79,630 in net charge-offs, respectively. As of March 31, 2003, the ALL as a percentage of gross loans is 1.69% versus 1.61% and 1.57% for the year-end and year-ago periods, respectively. The increase in the reserve ratio is principally attributable to (a) Identification during the quarter of a $692,000 credit that exhibits more than the normal level of risk of loss, (b) An increase in nonperforming loans which rose from 0.89% to 1.24% of total loans during the quarter, and (c) Signs of increased weakness in the economy. As of March 31, 2003 loans 30 days or more past due and nonaccrual loans totaled $2.2 million or $608,686 more than at year-end.

As of March 31, 2003 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company's loan portfolio and unfunded commitments. As of March 31, 2003, AD&C loans represented 23.1% of gross loans and commitments versus 23.7% and 26.1% as of year-end and the year-ago period, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of March 31, 2003, the Company's equity capital rose $647,795 and $3,465,131 from the year-end and year-ago periods, respectively. These increases were the result of $715,420 and $3,155,682 in net income, a $100,286 and $645,271 increase in unrealized gains on securities available for sale, and $167,911 and $335,822 in cash dividends paid during the three and twelve months, respectively.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of March 31, 2003, the Bank's liquidity ratio was 19.1% versus 15.9% and 19.1% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank's policy minimum of 15%.

The Bank has a $2 million Federal Home Loan Bank (FHLB) advance maturing in May 2003. As of March 31, 2003, this advance is at a rate of 3.85%. Advances are drawn under a $30.6 million line of credit with FHLB. As of March 31, 2003 the weighted average rate and weighted average maturity of the Bank's $11 million in outstanding advances is 3.85% and 65 months, respectively. Management anticipates repaying the May advance with no material impact on Bank liquidity.

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

Results of Operations Three months ended March 31, 2003

Net interest income for the three months increased $215,220 or 9.4% from the year-ago period. The Company's March 31, 2003 tax equivalent net interest margin of 4.54% rose 16 basis points from the year-ago period.

Total interest income for the three months declined $26,067 or 0.7% from the year-ago period. The yield on earning assets as of March 31, 2003 was 6.86% and declined 41 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 51 basis point reduction in loan yield, a 77 basis point reduction in investment portfolio yield, and a 48 basis point reduction in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period versus the three months ended March 31, 2003 results from the prime lending rate falling 50 basis points.

Interest expense for the three months declined $241,287 or 15.0% from the year-ago period. The cost of funds as of March 31, 2003 was 2.52% and declined 60 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 61 basis point decline in the cost of funds on interest bearing deposits and a 151 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period versus the three months ended March 31, 2003 results from the prime lending rate falling and the bank adjusting its liability funding cost downward as deposits mature or reprice.

Provision expense for the three months increased $71,768 or 100.3% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income for the three months increased $86,845 or 13.5% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program and increased fee income from more loans originated and refinanced into the secondary market.

Other noninterest expense for the three months increased $152,889 or 8.1% from the year-ago period. This increase is principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of full time equivalent employees (FTEs), higher depreciation expense associated with recent building improvements to the Jackson and Monticello offices, higher postage expense resulting from the most recent postal rate increase, and settlement of a Georgia Sales and Use Tax audit. As of March 31, 2003, FTEs totaled 87 versus 84 from the year-ago period.

Income tax expense for the three months increased $6,799 or 2.1% from the year-ago period. The increase from the year-ago period is principally attributable to 8% more net income before income tax.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	12.4%
Tier 1 Capital minimum requirement	4.0%
Excess	8.4%
Total Capital, Actual	13.7%
Total Capital minimum requirement	8.0%
Excess	5.7%
Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.4%
Minimum leverage requirement	3.0%
Excess	6.4%

Part II

Item 1. Legal Proceedings

None.

Item 2. Exhibits and Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: April 30, 2003 By: WILLIAM K. MALONE

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: April 30, 2003 By: JAMES P. DOYLE

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Item 3. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Company) on Form 10-QSB (Report) for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: WILLIAM K. MALONE

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By: JAMES P. DOYLE

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

Date: April 30, 2003 By: WILLIAM K. MALONE

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

Date: April 30, 2003 By: JAMES P. DOYLE

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)