Form 10QSB
period 2003-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2003-08-13
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from to

Commission File Number

000-49766

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

1,119,409 Shares of $2.50 par value common stock as of June 30, 2003

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (unaudited) at June 30, 2003	1

		Consolidated Statements of Earnings (unaudited) for the Three Months and
		Six Months ended June 30, 2003 and 2002	2

		Consolidated Statements of Comprehensive Income (unaudited)
		for the Six Months Ended June 30, 2003 and 2002	3

		Consolidated Statements of Cash Flows (unaudited) for the Six Months
		ended June 30, 2003 and 2002	4

		Notes to Financial Statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	7

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	11

	Item 2.	Exhibits and Reports on Form 8-K	11

	Item 3.	Matters Submitted to a Vote of Security Holders	11

	Item 4.	Management Attestations	12

PART I.
FINANCIAL INFORMATION
MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Balance Sheet
June 30, 2003
(Unaudited)
Assets
Cash and due from banks including reserve requirement of $2,209,000	$10,898,788
Federal funds sold	5,292,000
Interest bearing deposits	4,848,360
Investment securities held to maturity	1,788,890
(market value of $1,905,713)
Investment securities available for sale	44,975,912
(amortized cost of $43,369,296)
Other investments	1,208,693
Loans	179,599,430
Less: Allowance for loan losses	(3,115,100)
Loans, net	176,484,330
Premises and equipment, net	4,321,689
Accrued interest receivable and other assets	7,753,188
Total Assets	$257,571,850
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$23,014,777
Money Market and NOW accounts	78,711,071
Savings	9,995,122
Time deposits of $100,000 or more	44,547,328
Time deposits	65,115,133
Total Deposits	221,383,431
Borrowed funds	9,000,000
Accrued interest payable and other liabilities	1,716,590
Total Liabilities	232,100,021
Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	12,707,546
Accumulated other comprehensive income	1,060,367
Total Stockholders' Equity	25,471,829
Total Liabilities and Stockholders' Equity	$257,571,850
See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For Each of the Three Months and Six Months Ended June 30, 2003 and 2002
(Unaudited)

		Three Months		Six Months
		Ended		Ended
	2003	2002	2003	2002
Interest income:
Loans, including fees	$3,409,866	$3,337,107	$6,769,635	$6,639,745
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	287,064	407,977	602,923	778,776
State, county and municipal	125,039	138,258	264,671	272,060
Other investments	26,739	27,686	53,219	54,521
Federal funds sold and other short-term investments	44,473	24,167	76,922	90,349
Total interest income	3,893,181	3,935,195	7,767,370	7,835,451
Interest expense:
Interest-bearing demand and money market	176,748	253,029	371,715	531,520
Savings	10,080	29,773	21,436	60,088
Time deposits of $100,000 or more	437,414	417,921	867,091	863,926
Other time deposits	600,192	721,054	1,218,679	1,496,731
Other	95,874	79,344	211,234	159,989
Total interest expense	1,320,308	1,501,121	2,690,155	3,112,254
Net interest income	2,572,873	2,434,074	5,077,215	4,723,197
Provision for loan losses	143,301	68,533	286,602	140,066
Net interest income after provision for loan losses	2,429,572	2,365,541	4,790,613	4,583,131

Other Income:
Service charges	431,222	387,761	855,062	758,607
Gain (Loss) on sale of investment securities	3,000	0	5,000	0
Gain (Loss) fixed assets disposal	0	0	(84)	0
Other income	416,326	277,323	720,624	550,285
Total other income	850,548	665,084	1,580,602	1,308,892
Other expenses:
Salaries and employee benefits	1,310,877	1,179,528	2,606,056	2,374,173
Occupancy and equipment	213,868	214,379	442,198	428,201
Other operating	521,373	577,387	1,048,935	1,067,702
Total other expenses	2,046,118	1,971,294	4,097,189	3,870,076
Earnings before income taxes	1,234,002	1,059,331	2,274,026	2,021,947
Income tax expense	392,390	356,470	716,994	674,275
Net earnings	$841,612	$702,861	$1,557,032	$1,347,672
Net earnings per common share based on average outstanding
shares of 1,119,409 in 2003 and 1,119,409 in 2002	$0.75	$0.63	$1.39	$1.20
Fully diluted net earnings per common share based on average
outstanding shares of 1,119,409 in 2003 and 1,119,409 in 2002	$0.75	$0.63	$1.39	$1.20

Dividends declared per share of common stock	$0.15	$0.15	$0.15	$0.15

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Net Earnings	$1,557,032	$1,347,672
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $88,940 and $141,176	172,647	274,048
Reclassification adjustments for (gains) losses included
in net earnings.	0	0
Total other comprehensive income (loss)	172,647	274,048
Comprehensive income	$1,729,679	$1,621,720
See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statement of Cash Flows
For the Each of the Six Months Ended June 30, 2003 and 2002
(Unaudited)
	2003	2002
Cash flows from operating activities:
Net earnings	$1,557,032	$1,347,672
Adjustments to reconcile net to net cash provided by operating activities:
Depreciation, accretion and amortization	404,679	267,963
(Gain) Loss on sale and impairment of securities	(5,000)	0
Provision for loan losses	286,602	140,066
Loss on disposal of equipment	84	0
Change in:	-	0
Accrued interest receivable and other assets	(31,108)	599,176
Accrued interest payable and other liabilities	(100,853)	(990,291)

	2,111,436	1,364,586
Proceeds from maturities and paydowns of securities available for sale	9,702,963	3,929,114
Proceeds from maturities and paydowns of securities held to maturity	707,000	65,000
Proceeds from sales of securities available for sale	-	0
Purchases of securities available for sale	(11,884,079)	(11,757,627)
Purchases of other investments	-	(19,301)
Sale of other investments	26,300	0
Change in net loans	(3,613,908)	(5,068,791)
Purchases of premises and equipment	(54,771)	(58,150)
Net cash used by investing activities	(5,116,495)	(12,909,755)
Cash flows from financing activities
Net change in deposits	16,687,177	(3,574,311)
Change in other borrowed funds	(4,000,000)	0
Dividends paid	(167,911)	(167,911)
Net cash provided by financing activities	12,519,266	(3,742,222)
Net increase (decrease) in cash and cash equivalents	9,514,207	(15,287,391)
Cash and cash equivalents at beginning of period	11,524,941	26,651,989
Cash and cash equivalents at end of period	$21,039,148	$11,364,598

Supplemental schedule of non-cash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$172,647	$274,048
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$2,694,542	$3,224,983
Income taxes	$834,000	$830,000
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

	On October 1, 2002, the company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions."
	SFAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of assets
	acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142,
	"Goodwill and Other Intangible Assets." Therefore, the remaining amount of this excess purchase price,
	which amounts to $600,743 at January 1, 2002 will no longer be amortized. However, the goodwill will be
	subject to an annual impairment test and if found to be impaired, will be written down to its fair value
	through a charge to earnings. Prior to adoption, annual amortization expense totaled $128,735 before
	income taxes.

	The following table includes the results of the six months ended June 30, 2003 and 2002 net earnings
	and earnings per share as if SFAS No. 147 had been adopted as of January 1, 2002:

		2003	2002

	Reported net income	1,557,032	1,347,672
	Goodwill amortization (after tax)	0	42,901

	Adjusted net income	1,557,032	1,390,573

	Basic earnings per share:
	Reported net income	1.39	1.20
	Goodwill amortization	0.00	0.04

	Adjusted net income	1.39	1.24

	Diluted earnings per share:
	Reported net income	1.39	1.20
	Goodwill amortization	0.00	0.04

	Adjusted net income	1.39	1.24

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of June 30, 2003 shows assets grew $14,148,092 or 5.8% and $27,251,350 or 11.8% from year-end and the year-ago periods, respectively. These increases are principally attributable to an $11,192,528 and $11,142,097 increase in liquid assets (cash, federal funds sold, and investment securities) and a $3,602,858 or 2.1% and $14,440,576 or 8.7% increase in gross loans from the year-end and year-ago periods, respectively. The increase in liquid assets from prior periods results from an increase in total deposits. Total deposits rose $16,687,177 or 8.2% and $20,787,394 or 10.4% from the year-end and year-ago periods, respectively. The increase since December 31, 2002 is principally attributable to a $2,737,871 or 13.5% increase in demand deposits, a $7,185,745 or 10.1% increase in NOW and money market account balances, and a $5,817,267 or 5.6% increase in time deposits.

The allowance for loan losses (ALL) increased $275,552 and $527,829 from the year-end and year-ago periods, respectively. These increases result from $286,602 and $583,668 in provision expense and $11,050 in recoveries and $55,839 in net charge-offs, respectively. As of June 30, 2003, the ALL as a percentage of gross loans is 1.73% versus 1.61% and 1.57% for the year-end and year-ago periods, respectively. The increase in the reserve ratio is principally attributable to (a) Identification of $1.2 million and $3.6 million in credits that exhibit more than the normal level of risk of loss versus the year-end and year-ago periods, respectively, (b) An increase in nonperforming loans which rose from 0.89% and 0.58% to 1.46% of total loans from the year-end and year-ago periods, respectively, and (c) Signs of increased weakness in the economy. As of June 30, 2003 loans 30 days or more past due and nonaccrual loans totaled $2.6 million or $1,060,481 and $1,658,132 more than the year-end and year-ago periods, respectively.

As of June 30, 2003 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company's loan portfolio and unfunded commitments. As of June 30, 2003, AD&C loans represented 24.4% of gross loans and commitments versus 23.7% and 23.1% as of year-end and the year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of June 30, 2003, the Company's equity capital rose $1,561,769 and $3,300,518 from the year-end and year-ago periods, respectively. These increases were the result of $1,557,032 and $3,294,434 in net income, a $172,647 and $341,906 increase in unrealized gains on securities available for sale, and $167,911 and $335,822 in cash dividends paid during the three and twelve months, respectively.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of June 30, 2003, the Bank's liquidity ratio was 19.7% versus 15.9% and 18.3% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank's policy minimum of 15%.

The Bank had a $2 million Federal Home Loan Bank (FHLB) advance mature in May 2003. Management repaid this advance without any material impact on Bank liquidity. Advances are drawn under a $30.6 million line of credit with FHLB. As of June 30, 2003 the weighted average rate and weighted average maturity of the Bank's $9 million in outstanding advances is 3.85% and 76 months, respectively.

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

Results of Operations Six Months Ended June 30, 2003

Net interest income for June 30, 2003 increased $354,018 or 7.5% from the year-ago period. The Company's June 30, 2003 tax equivalent net interest margin of 4.46% declined 2 basis points from the year-ago period.

Total interest income for June 30, 2003 declined $68,081 or 0.9% from the year-ago period. The yield on earning assets as of June 30, 2003 was 6.76% and declined 59 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period resulted from a 50 basis point reduction in loan yield, a 92 basis point reduction in investment portfolio yield, and a 50 basis point reduction in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period results from the prime lending rate falling 75 basis points.

Interest expense declined $422,099 or 13.6% from the year-ago period. The cost of funds as of June 30, 2003 was 2.30% and declined 57 basis points from the year-ago period. The decline in cost of funds from the year-ago period resulted from a 61 basis point decline in the cost of funds on interest bearing deposit accounts and a 148 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period results from the prime lending rate falling and the Bank adjusting its liability funding cost downward as deposits mature or reprice.

Provision expense rose $146,536 or 104.6% from the year-ago period. Higher provision expense is primarily attributable to an increase in classified or criticized loans as of June 30, 2003. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income increased $271,710 or 20.8% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program and increased fee income from more loans originated and refinanced into the secondary market. Management does not believe, absent further decline in the prime lending rate, that the volume from refinancing residential real estate loans in the secondary market is sustainable. Therefore, a more stable level of secondary market financing activity may slow the rate of increase on a comparable basis in the future.

Other noninterest expense increased $227,113 or 5.9% from the year-ago period. This increase was principally attributable to higher salary and benefit expenses associated with employee raises and added full time equivalent employees (FTEs) and higher depreciation and occupancy expense related to the renovation of the Jackson and Monticello banking offices. As of June 30, 2003, FTEs totaled 90 versus 84 from the year-ago period.

Income tax expense increased $42,719 or 6.3% from the year-ago period. The increase from the year-ago period was attributable to 12.5% more income before income tax and a decline in the effective tax rate. As of June 30, 2003, the effective income tax rate was 31.5% versus 33.4% from the year-ago period.

Results of Operations Three months ended June 30, 2003

Net interest income for the three months increased $138,799 or 5.7% from the year-ago period. The Company's June 30, 2003 tax equivalent net interest margin of 4.43% declined 22 basis points from the year-ago period.

Total interest income for the three months declined $42,014 or 1.1% from the year-ago period. The yield on earning assets as of June 30, 2003 was 6.66% and declined 78 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 50 basis point reduction in loan yield, a 107 basis point reduction in investment portfolio yield, and a 56 basis point reduction in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period versus the three months ended June 30, 2003 results from the prime lending rate falling 75 basis points.

Interest expense for the three months declined $180,813 or 12.1% from the year-ago period. The cost of funds as of June 30, 2003 was 2.22% and declined 57 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 59 basis point decline in the cost of funds on interest bearing deposits and a 146 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period versus the three months ended June 30, 2003 results from the prime lending rate falling and the bank adjusting its liability funding cost downward as deposits mature or reprice.

Provision expense for the three months increased $74,768 or 109.1% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income for the three months increased $185,464 or 27.9% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program and increased fee income from more loans originated and refinanced into the secondary market.

Other noninterest expense for the three months increased $74,824 or 3.8% from the year-ago period. This increase is principally attributable to an increase in salary and benefit expenses resulting from employee raises and the addition of full time equivalent employees (FTEs). As of June 30, 2003, FTEs totaled 90 versus 84 from the year-ago period.

Income tax expense for the three months increased $35,920 or 10.1% from the year-ago period. The increase from the year-ago period is principally attributable to 16.5% more income before income tax and a decline in the effective tax rate from 33.7% to 31.8%.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	12.6%
Tier 1 Capital minimum requirement	4.0%
Excess	8.6%
Total Capital, Actual	13.8%
Total Capital minimum requirement	8.0%
Excess	5.8%
Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.4%
Minimum leverage requirement	3.0%
Excess	6.4%

Part II

Item 1. Legal Proceedings

None.

Item 2. Exhibits and Reports on Form 8-K

None.

Item 3. Matters Submitted to a Vote of Security Holders

  Annual meeting of McIntosh Bancshares, Inc. held May 22, 2003.
  The following matter was submitted to a vote of security holders:

Election of Class II Directors (Term to expire in 2006) D. Keith Fortson and Thurman L. Willis, Jr.

A tabulation of votes concerning the above issue is as follows:
Shares voted in person in favor		429,441
Shares voted by proxy in favor		304,090
Shares voted in person against/withheld		0
Shares voted by proxy against/withheld		66,610

Total shares represented	800,141
Total shares outstanding	1,119,409

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: August 11, 2003 By: WILLIAM K. MALONE

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: August 11, 2003 By: JAMES P. DOYLE

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Item 4. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Company) on Form 10-QSB (Report) for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 11, 2003 By: WILLIAM K. MALONE

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

Date: August 11, 2003 By: JAMES P. DOYLE

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)