Form 10QSB
period 2003-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2003-11-14
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

September 30, 2003

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

1,119,409 Shares of $2.50 par value common stock as of September 30, 2003

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX

			Page No.
PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (unaudited) at September 30, 2003	1

		Consolidated Statements of Earnings (unaudited) for the Three Months and
		Nine Months ended September 30, 2003 and 2002	2

		Consolidated Statements of Comprehensive Income (unaudited)
		for the Nine Months Ended September 30, 2003 and 2002	3

		Consolidated Statements of Cash Flows (unaudited) for the Nine Months
		ended September 30, 2003 and 2002	4

		Notes to Financial Statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	7

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	11

	Item 2.	Exhibits and Reports on Form 8-K	11

	Item 3.	Management Attestations	12

PART I.
FINANCIAL INFORMATION
MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Balance Sheet
September 30, 2003
(Unaudited)
Assets
Cash and due from banks including reserve requirement of $2,209,000	$5,825,840
Federal funds sold	7,849,000
Interest bearing deposits	5,273,628
Investment securities held to maturity	1,698,039
(market value of $1,784,182)
Investment securities available for sale	45,273,500
(amortized cost of $44,384,523)
Other investments	1,208,693
Loans	186,661,031
Less: Allowance for loan losses	(3,217,812)
Loans, net	183,443,219
Premises and equipment, net	4,205,786
Accrued interest receivable and other assets	8,109,323
Total assets	$262,887,028
Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$23,200,356
Money market and NOW accounts	77,538,422
Savings	10,812,230
Time deposits of $100,000 or more	49,984,930
Time deposits	64,683,541
Total deposits	226,219,479
Borrowed funds	9,000,000
Accrued interest payable and other liabilities	1,977,957
Total liabilities	237,197,436
Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	13,398,951
Accumulated other comprehensive income	586,725
Total stockholders' equity	25,689,592
Total liabilities and stockholders' equity	$262,887,028
See accompanying notes to financial statements.

1.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
For Each of the Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

		Three Months		Nine Months
		Ended		Ended
	2003	2002	2003	2002
Interest income:
Loans, including fees	$3,448,287	$3,442,115	$10,217,922	$10,081,860
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	289,033	377,612	891,956	1,156,388
State, county and municipal	130,533	140,855	395,204	412,915
Other investments	24,790	26,594	78,009	81,115
Federal funds sold and other short-term investments	26,146	21,735	103,068	112,084
Total interest income	3,918,789	4,008,911	11,686,159	11,844,362
Interest expense:
Interest-bearing demand and money market	141,412	242,996	513,127	774,516
Savings	10,207	23,566	31,643	83,654
Time deposits of $100,000 or more	440,015	420,637	1,307,106	1,284,563
Other time deposits	572,198	691,871	1,790,877	2,188,602
Other	88,627	94,212	299,861	254,201
Total interest expense	1,252,459	1,473,282	3,942,614	4,585,536
Net interest income	2,666,330	2,535,629	7,743,545	7,258,826
Provision for loan losses	112,293	103,533	398,895	243,599
Net interest income after provision for loan losses	2,554,037	2,432,096	7,344,650	7,015,227

Other Income:
Service charges	472,908	415,130	1,327,970	1,173,737
Gain (Loss) on call of investment securities	7,600	0	12,600	0
Gain (Loss) fixed assets disposal	0	(41,631)	(84)	(41,631)
Other income	402,960	344,836	1,123,584	895,121
Total other income	883,468	718,335	2,464,070	2,027,227
Other expenses:
Salaries and employee benefits	1,339,217	1,202,088	3,945,273	3,576,261
Occupancy and equipment	222,517	234,825	664,715	663,026
Other operating	570,196	562,769	1,619,131	1,630,471
Total other expenses	2,131,930	1,999,682	6,229,119	5,869,758
Earnings before income taxes	1,305,575	1,150,749	3,579,601	3,172,696
Income tax expense	446,258	355,825	1,163,252	1,030,100
Net earnings	$859,317	$794,924	$2,416,349	$2,142,596
Net earnings per common share based on average outstanding
shares of 1,119,409 in 2003 and 1,119,409 in 2002	$0.77	$0.71	$2.16	$1.91
Fully diluted net earnings per common share based on average
outstanding shares of 1,119,409 in 2003 and 1,119,409 in 2002	$0.77	$0.71	$2.16	$1.91

Dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

See accompanying notes to financial statements.

2.
Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
Net Earnings	$2,416,349	$2,142,596
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of ($155,059) and $284,524	(300,994)	552,311
Reclassification adjustments for (gains) losses included
in net earnings.	0	0
Total other comprehensive income (loss)	(300,994)	552,311
Comprehensive income	$2,115,355	$2,694,907
See accompanying notes to financial statements.

3.
Item 1. Financial Statements (continued)

Consolidated Statement of Cash Flows
For Each of the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
	2003	2002
Cash flows from operating activities:
Net earnings	$2,416,349	$2,142,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	620,205	505,274
(Gain) Loss on call of securities	(12,600)	0
Provision for loan losses	398,895	242,599
Loss on disposal of equipment	84	(41,631)
Change in:
Accrued interest receivable and other assets	(143,244)	(1,290,352)
Accrued interest payable and other liabilities	160,514	(739,466)

Net cash provided by (used in) operating activities	3,440,203	819,020
Proceeds from maturities and paydowns of securities available for sale	17,378,550	7,172,184
Proceeds from maturities and paydowns of securities held to maturity	807,000	171,000
Proceeds from sales of securities available for sale	0	0
Purchases of securities available for sale	(20,663,497)	(13,449,952)
Purchases of other investments	0	(128,500)
Sale of other investments	26,300	0
Net change in loans	(10,685,090)	(12,877,215)
Purchases of premises and equipment	(67,340)	(418,357)
Net cash used by investing activities	(13,204,077)	(19,530,840)
Cash flows from financing activities:
Net change in deposits	21,523,225	(4,449,868)
Change in other borrowed funds	(4,000,000)	7,000,000
Dividends paid	(335,824)	(335,822)
Net cash provided by financing activities	17,187,401	2,214,310
Net increase (decrease) in cash and cash equivalents	7,423,527	(16,497,510)
Cash and cash equivalents at beginning of period	11,524,941	26,651,989
Cash and cash equivalents at end of period	$18,948,468	$10,154,479

Supplemental schedule of non-cash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	($300,994)	$552,311
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$3,970,303	$4,700,260
Income taxes	$1,262,000	$1,179,000
See accompanying notes to financial statements.

4.
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

5.

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

	The following table includes the results of the nine months ended September 30, 2003 and 2002 net earnings
	and earnings per share as if SFAS No. 147 had been adopted as of January 1, 2002:

		2003	2002

	Reported net income	2,416,349	2,142,596
	Goodwill amortization (after tax)	0	65,201

	Adjusted net income	2,416,349	2,207,797

	Basic earnings per share:
	Reported net income	2.16	1.91
	Goodwill amortization	0.00	0.06

	Adjusted net income	2.16	1.97

	Diluted earnings per share:
	Reported net income	2.16	1.91
	Goodwill amortization	0.00	0.06

	Adjusted net income	2.16	1.97

6.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of September 30, 2003 shows assets grew $19,463,270 or 8.0% and $25,285,985 or 10.6% from year-end and year-ago periods, respectively. These increases are principally attributable to a $9,218,585 and $11,722,417 increase in liquid assets (cash, federal funds sold, and investments), a $10,664,459 and $13,701,628 increase in gross loans, from the year-end and year-ago periods, respectively. Total deposits increased $21,523,225 or 10.5% and $26,498,999 or 13.3% from the year-end and year-ago periods, respectively. The increases in deposits from the prior periods are generally due to customer's movement out of a weak stock market and into insured deposit instruments. Money market and NOW account balances have increased $6,013,096 or 8.4% and $7,619,879 or 10.9% from the year-end and year-ago periods, respectively. This increase is principally attributable to the company's ongoing expansion of corporate cash management services.

The allowance for loan losses (ALL) increased $378,264 and $553,204 from the year-end and year-ago periods, respectively. The increases result from $398,895 and $592,428 in provision expense and $20,631 and $39,224 in net charge-offs, respectively. As of September 30, 2003, the ALL as a percentage of gross loans is 1.72% versus 1.61% and 1.54% for the year-end and year-ago periods, respectively. The rise in the reserve ratio is principally attributable to the risk of loss in a $308,000 loan on nonaccrual. If information became available where management deemed it appropriate to charge-off this loan, the loan loss reserve ratio would decline to 1.56% as of September 30, 2003. As of September 30, 2003 loans 90 days or more past due and still accruing interest and nonaccrual loans totaled $185,000 and $375,000, respectively. As of year-end and the year-ago period loans 90 days or more past due and still accruing interest and nonaccrual loans totaled $80,000 and $730,000 and $17,000 and $33,000, respectively.

As of September 30, 2003 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 27.5% of the Company's loan portfolio. As of September 30, 2003, AD&C loans represented 18.8% of gross loans versus 18.0% and 20.0% as of year-end and the year-ago period, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of September 30, 2003, the Company's equity capital rose $1,779,532 and $2,613,007, from the year-end and year-ago periods, respectively. These increases were the result of $2,416,349 and $3,358,827 in net income, a $300,995 and $409,998 decline in unrealized gains on securities available for sale, and $335,822 in cash dividends paid since the year-end and year-ago periods, respectively.

7.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of September 30, 2003, the Bank's liquidity ratio was 16.2% versus 15.9% and 17.9% from the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank's policy minimum of 15%.

The Bank has a $2 million Federal Home Loan Bank (FHLB) advance maturing in September 2004. Management anticipates repaying the September advance with no material impact on Bank liquidity.

As of September 30, 2003, the Bank has $9,000,000 in outstanding FHLB advances with a weighted average rate of 3.85% and a weighted average maturity of 73 months. These advances are drawn under a $32.4 million line of credit with the FHLB.

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

Results of Operations - Three months ended September 30, 2003

Net interest income for the three months ended September 30, 2003 increased $130,701 or 5.2%. The Company's September 30, 2003 tax equivalent net interest margin of 4.52% declined 28 basis points from the year-ago period.

8.

Total interest income for the three months declined $90,122 or 2.3% from the year-ago period. The yield on earning assets as of September 30, 2003 was 6.59% and declined 91 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 63 basis point reduction in loan yield, a 126 basis point reduction in investment portfolio yield, and a 77 basis point reduction in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period versus the three months ended September 30, 2003 results from the prime lending rate falling 75 basis points.

Interest expense for the three months declined $220,823 or 15.0% from the year-ago period. The cost of funds as of September 30, 2003 was 2.17% and declined 66 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 66 basis point decline in the cost of funds on interest bearing deposits and a 79 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period results from time deposits maturing and repricing at lower rates and the Company lowering rates on nonmaturing deposit accounts.

Provision expense for the three months increased $8,760 or 8.5% from the year-ago period due to 7.9% growth in loans and modest credit losses.

Other income for the three months increased $165,133 or 23.0% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program, increased fee income from more loans originated and refinanced into the secondary market, a $55,457 state retraining tax credit, and a $41,631 loss on the sale of other real estate in the year-ago period.

Other noninterest expense for the three months increased $132,248 or 6.6% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of seven full time equivalent employees (FTE), $16,289 more in pension expense due to lower investment yields, $18,485 more in professional fees related to the state retraining tax credit, $5,251 more in postage expense due to higher postal rates, $8,927 more in ATM and ATM cardholder expense, and $21,303 in settlement expense. As of September 30, 2003, FTEs totaled 94 versus 87 from the year-ago period.

Income tax expense for the three months increased $90,433 or 25.4% from the year-ago period. The increase from the year-ago period was principally attributable to 13.5% more net income before income tax and an increase in the effective tax rate. For the three months ended September 30, 2003, the effective income tax rate was 34.2% versus 30.9% from the year-ago period. The effective tax rate has risen due to lower levels of tax free income because of fewer investments in state, county, and municipal bonds.

Results of Operations - Nine Months Ended September 30, 2003

Net interest income for the nine months rose $484,719 or 6.7% from the year-ago period. The Company's September 30, 2003 tax equivalent net interest margin of 4.48% declined 11 basis points from the year-ago period.

Total interest income for the nine months declined $158,203 or 1.3% from the year-ago period. The yield on earning assets as of September 30, 2003 was 6.70% and declined 70 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 55 basis point reduction in loan yield, a 104 basis point reduction in investment portfolio yield, and a 59 basis point reduction in yield on federal funds sold. The overall decline in the yield on earning assets from the year-ago period results from the prime lending rate falling 75 basis points.

9.

Interest expense for the nine months declined $642,922 or 14.0% from the year-ago period. The cost of funds as of September 30, 2003 was 2.32% and declined 62 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 63 basis point decline in the cost of funds on interest bearing deposits and a 121 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period to results from time deposits maturing and repricing at lower rates and the Company lowering rates on nonmaturing deposit accounts.

Provision expense for the nine months increased $155,296 or 63.8% from the year-ago period. The increase in provision expense from the year-ago period is due to $1.7 million more in classified loans and $13.7 million more gross loans.

Other income increased $436,843 or 21.6% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program, increased fee income from more loans originated and refinanced into the secondary market, a $55,457 state retraining tax credit, and a $41,631 loss on the sale of other real estate in the year-ago period.

Other noninterest expense increased $359,361 or 6.1% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses resulting from employee raises, the addition of seven full time equivalent employees (FTE), $43,787 more in pension expense due to lower investment yields, $18,485 more in professional fees related to obtaining a state retraining tax credit, $15,709 more in postage expense due to higher postal rates, $20,113 more in ATM and ATM cardholder expense, $19,526 more in state and county taxes and $10,969 in interest as a result of a 2003 sales and use tax audit, and $21,303 in settlement expense. As of September 30, 2003, FTEs totaled 94 versus 87 from the year-ago period.

Income tax expense increased $133,152 or 12.9% from the year-ago period. The increase from the year-ago period was attributable to 12.8% more net income before income tax.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	12.8%
Tier 1 Capital minimum requirement	4.0%
Excess	8.8%
Total Capital, Actual	14.0%
Total Capital minimum requirement	8.0%
Excess	6.0%
Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.5%
Minimum leverage requirement	3.0%
Excess	6.5%

10.

Part II

Item 1. Legal Proceedings

None.

Item 2. Exhibits and Reports on Form 8-K

None.

11.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: November 7, 2003

By:__WILLIAM K. MALONE___________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 7, 2003

By:__JAMES P. DOYLE_______________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Registrant) on Form 10Q-SB (Report) for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

By:___WILLIAM K. MALONE__________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:___JAMES P. DOYLE_______________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

12.

I, William K. Malone, certify that:

  I have reviewed the quarterly report on Form 10Q-SB of McIntosh Bancshares, Inc. (Registrant);
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Registrant and we have:
    Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.
  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize, and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: November 7, 2003

By:__WILLIAM K. MALONE_________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

13.

I, James P. Doyle, certify that:

  I have reviewed the quarterly report on Form 10Q-SB of McIntosh Bancshares, Inc. (Registrant);
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Registrant and we have:
    Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.
  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize, and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: November 7, 2003

By:__JAMES P. DOYLE_____________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

14.