Form 10KSB
period 2003-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2004-03-30
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	58-1922861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 South Oak Street Jackson, Georgia	30233
(Address of Principal Executive Offices)	(Zip Code)

(770) 775-8300

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s gross revenue for its most recent fiscal year was $19,060,385. As of March 26, 2004, 1,119,409 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 26, 2004 was $28,555,324. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $37.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one):  Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

McINTOSH BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, and Locust Grove. The Bank has five automated teller machines (ATMs). The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Georgia Residential Financial Administration programs. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has a separate office in the Bank’s Jackson office.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2003, the Bank’s loan portfolio totaled $202,993,089.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2003, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $58,511,725 and represents

24.07% of gross loans and unfunded loan commitments. The Bank has established a maximum of 37.50% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

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

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review covers relationships $300,000 and over, all commercial credits, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Audit Committee.

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

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 15% or greater and a loan to funding ratio of less than 83% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2003, the Bank’s liquidity and loan to funding ratios were 13.39% and 81.72%, respectively. As a secondary source of liquidity, the Bank has lines of credit with its correspondent banks and the Federal Home Loan Bank totaling $46.7 million. As of December 31, 2003, $14 million was outstanding under these lines.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the National Association of Securities Dealers (NASD). The Department and the NASD may examine the activities of MFS at any time. The Department and the NASD require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2003, MFS is not aware of any matters pending before the Department or the NASD.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The amount available by the Bank to pay the Company in dividends during 2003 and without prior approval of the DBF is $1,542,537. During the year ending December 31, 2003, the Company declared and paid cash dividends totaling $503,735, or 14.60% of net earnings.

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

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2003 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	9.42%	9.38%
Tier 1 Risk-Based	12.12%	11.98%
Total Risk-Based	13.37%	13.23%

Employees

At December 31, 2003 the Bank had 90 full time equivalent employees. The Bank is not a party to any collective bargaining agreement.

Item 2.	Description of Property

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

Built in 1966, 5,100 square feet of heated space, and four remote drive-thru lanes.

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

YEAR 2003	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	2,378 Shares	$35.00	$32.00
Second Quarter	2,770 Shares	$32.00	$32.00
Third Quarter	6,023 Shares	$32.00	$32.00
Fourth Quarter	4,459 Shares	$35.00	$32.00

YEAR 2002	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	3,911 Shares	$35.00	$25.00
Second Quarter	2,013 Shares	$32.00	$32.00
Third Quarter	12,511 Shares	$32.00	$32.00
Fourth Quarter	4,868 Shares	$35.00	$30.00

The Company has begun paying dividends on a quarterly basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by McIntosh State Bank, its wholly-owned subsidiary. The ability of the bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.” The Company paid dividends of $0.12 per share in 2001, $0.30 in 2002 and dividends of $0.45 per share in 2003 (the 2000 dividend has been adjusted to reflect a 25% stock dividend effected by the declaration of a five-for-four stock split as of February 15, 2001; the 2001 dividend has also been adjusted to reflect the 25% stock dividend effected as of February 15, 2001).

As of March 26, 2004 there were 1,119,409 shares of the Company’s common stock issued and outstanding held of record by approximately 598 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 2000 and 2001, there are now 48,125 shares of its common stock for which such options may be granted. Options to purchase 48,125 shares of its common stock have been issued pursuant to the 1998 Incentive Stock Option Plan as of March 26, 2004.

Item 6

Management’s Discussion and Analysis of Financial Condition and Results of Operations for Years ended December 31, 2003 and December 31, 2002.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) for the twelve months as of December 31, 2003 shows assets grew $33,522,451 or 13.8%. The increase is principally attributable to a $6,514,360 increase in liquid assets (cash, federal funds sold, interest bearing deposits, and investments), a $26,996,517 increase in gross loans, and a $617,216 increase in other assets. The increase in liquid assets from the prior year-end results from a $4,909,435 increase in investment securities and $3,876,000 more federal funds sold. Total deposits increased $29,716,828 or 14.5% during the last twelve months. The change from the prior year-end is principally attributable to a $2,456,457 increase in demand deposits, a $12,322,764 increase in NOW and money market account balances, a $1,568,764 increase in savings account balances, and a $13,368,843 increase in time deposits.

The allowance for loan losses (ALL) increased $338,268 for the twelve months. The increase results from $427,072 in provision expense and $88,804 in net charge-offs. As of December 31, 2003, the ALL as a percentage of gross loans is 1.57% versus 1.61% for the prior year-end. The decrease in the overall reserve ratio is due to two revisions in the methodology used to determine ALL adequacy. In 2003 loans secured by cash collateral were assigned a lower risk weighting due to the lower risk associated with cash collateral. This change resulted in a required ALL that was $47,656 lower. In 2003 loans outstanding to state and local municipalities were assigned a lower risk weighting because the credits are backed by the full faith and taxing power of the municipalities. This change resulted in a required ALL that was $12,159 lower. Had these adjustments not occurred in 2003, the reserve ratio would have ended at 1.60%.

ALL by Loan Category (Amount in thousands)	2003 Total	2003%	2002 Total	2002%
Commercial, financial & agricultural	$475	1.77%	$480	2.02%
Real estate-mortgage	1,927	1.53%	1,606	1.50%
Real estate-construction	546	1.48%	512	1.62%
Consumer loans	230	1.70%	242	1.75%

Total Allowance for Loan Losses	$3,178	1.57%	$2,840	1.61%

The lower reserve ratio for the commercial, financial and agricultural loan category is partly due to the adjustments for loans secured by cash collateral and loans outstanding to state and county governments. Had these adjustments not occurred in 2003, the ALL for the commercial, financial, and agricultural loan category would have been $15,848 higher which would have resulted in a 1.83% reserve ratio for the category. The decline in reserve ratio in relative terms versus 2002 is due to a decline in the severity of loans internally graded and $218,000 fewer internally graded loans.

The higher reserve ratio for the real estate mortgage category is due to an increase in the severity of loans internally graded while the level has declined $96,000 from 2002. The lower reserve ratio for the real estate construction loan category is due to a decline in the severity of loans internally graded while the level has increased $467,000 from 2002.

The lower reserve ratio for the consumer loan category is due to the adjustment for loans secured by cash collateral. Had this adjustment not occurred in 2003, the ALL for the consumer loan category would have been $18,466 higher which would have resulted in a 1.84% reserve ratio for the category. The increase in reserve ratio in relative terms versus 2002 is due to an increase in the severity of loans internally graded and $29,000 more internally graded loans.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 0.65% to 1.36% during the year. The higher delinquency ratio is principally due to $53,000 more nonaccrual loans and $1,572,000 more loans delinquent 30 days or more and not on nonaccrual. The overall increase in the delinquency ratio is due to the general malaise of the economy.

As of December 31, 2003 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2003, AD&C loans represented 24.1% of gross loans and commitments versus 23.7% as of the prior year-end. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

For the twelve months ending December 31, 2003, the Company’s equity capital rose $2,633,166 from the prior period. The change in equity capital over the twelve month period resulted from $3,449,132 in net income, a $312,231 decline in unrealized gains on securities available for sale, and by $503,735 in cash dividends paid.

Liquidity

The Bank must maintain, on a daily basis, sufficient funds to cover depositor withdrawals and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells Federal funds and other short-term investments. Asset and liability maturities are monitored in order to avoid significant mismatches which could adversely impact liquidity. It is the policy of the Bank to monitor its liquidity to achieve earnings enhancements and meet regulatory requirements while funding its obligations.

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2003, the Bank’s liquidity ratio was 13.4% versus 15.9% as of the prior year-end. The Bank’s 2003 liquidity was affected by a 15.3% rise in loans and only a 14.1% increase in funding liabilities. As of December 31, 2003, the liquidity ratio was below the Bank’s policy minimum of 15%. Management does not intend to actively raise liquidity to a higher level in the near term. Excluding the Federal Home Loan Bank of Atlanta (FHLB), the Bank has $14.5 million in lines of credit with its correspondent banks to supplement short term liquidity. During the year, the Bank borrowed for two days under these commitments. The high was $1,058,000 in December 2003.

The Bank has $2 million in FHLB advances maturing in September 2004. These advances are drawn under a $32.2 million line of credit with FHLB. During the twelve months ending December 31, 2003, management drew $5 million in additional advances from FHLB in order to supplement Bank liquidity, at a blended rate of 2.71%. See Table 8 for a recap of Bank borrowing.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change. Determination of the Bank’s ALL and income taxes have been identified as critical accounting policies.

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management’s judgment as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of lending relationships $300,000 and over, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to uncollectible. The ALL level is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

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

Off-Balance Sheet Arrangements

As described further in footnote 13 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, including construction and development, are generally for terms less than two years. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as loan fees. Total loan fees for the years ending December 31, 2003, and 2002 were $1,444,268 and $1,253,246, respectively.

From time to time the Bank is asked by is creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2003 or 2002. Fees for issuing letters of credit totaled $9,806 and $5,944 for the years ending December 31, 2003 and 2002, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2003 and 2002, respectively.

Contingent Liabilities by Category (Amount in thousands)	2003 Total	% of Total	2002 Total	% of Total
Unfunded commitments secured by 1-4 family RE	$8,352	20.3%	$6,435	18.7%
Unfunded commitments secured by commercial RE	28,704	69.6%	22,503	65.3%
Other unfunded commitments	3,275	8.0%	4,729	13.7%
Financial standby letter of credit	452	1.1%	330	1.0%
Performance standby letters of credit	430	1.0%	436	1.3%

Total Contingent Liabilities	$41,213	100%	$34,433	100%

Results of Operations – Twelve Months Ended December 31, 2003

Net interest income for the twelve months increased $788,500 or 8.1% from the year-ago period. The Company’s December 31, 2003 tax equivalent net interest margin of 4.51% declined 8 basis points from the year-ago period. Margin decline principally resulted from the net interest component of the net interest margin falling 11 basis points while the loan fee component of the net interest margin rising 3 basis points relative to the prior year. The 11 basis point decline in the net interest component of the margin was due to lower spread on new business booked in 2003 and lower tax exempt income. Spread on new business in 2003 was 3.54% versus 4.01%. Lower tax exempt income reduced margin by one basis point on an equivalent basis. Somewhat offsetting the lower spread was the Bank’s average loan-to-funding ratio rose from 80.9% to 81.7%.

Total interest income for the twelve months declined $45,713 or 0.3% from the year-ago period. The yield on earning assets as of December 31, 2003 was 6.52% and declined 64 basis points from the year-ago period. This decline results from a 54 basis point reduction in loan yield, a 95 basis point reduction in investment portfolio yield, and a 52 basis point reduction in yield on federal funds sold and interest bearing deposits.

The overall decline in yield on earning assets from the year-ago period results from fixed rate loans and investments maturing or repricing at lower rates. Approximately $27.1 million in loans were either originated or renewed during the past twelve months at lower rates. In addition, loans tied to the prime lending rate, but without floors, fell 25 basis points in June 2003 when the Federal Reserve lowered the federal funds rate. Without floors, this decline would have had an even greater impact on loan interest income. As of December 31, 2003 approximately 53% of the Bank’s floating rate loans and 46% of the Bank’s gross loans contain interest rate floors. Approximately $29.3 million in securities was purchased during the past twelve months to replace $23.5 million in called or matured securities and prepaid mortgage-backed securities over the same period. Bonds called or matured bonds during the past twelve months totaled 47.1% of the investment portfolio. The weighted average yield (WAY) on called or matured securities during this period was 4.21% versus a WAY of 3.14% for securities purchased during the same period.

Interest expense for the twelve months declined $834,213 or 13.8% from the year-ago period. The cost of funds as of December 31, 2003 was 2.51% and declined 64 basis points from the year-ago period. This decline results from a 50 basis point decline in the cost of funds on interest bearing deposit accounts, a 65 basis point decline in the cost of funds on savings accounts, a 75 basis point decline in cost of funds on time deposits, and a 82 basis point decline on borrowed money.

The overall decline in the cost of funds from the year-ago period results from deposit rates adjusting downward given the 25 basis point decline in the prime lending rate in 2003 and maturing time deposits repricing downward from higher rates when they were originated in 2000 and 2001. Management also aggressively lowered deposit rates on nonmaturing (savings, NOW, and money market) deposits during the twelve month period to compensate for the prepayment and refinancing of fixed rate loans at lower interest rates.

Provision expense for the twelve months declined $10,060 or 2.3% from the year-ago period. The decline in provision expense versus the prior year-end was due to the aforementioned changes to the methodology for determining ALL adequacy.

Other income increased $469,131 or 16.8% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank’s overdraft privilege program, increased fee income from more loans originated and refinanced into the secondary market, and increase income from cash surrender value of life insurance. Overdraft fees increased $145,753 or 10.9% from the prior year. Fees generated from secondary market mortgage lending increased $115,030 or 18.8% from the prior year. This increase is attributable to an unusually high volume of refinance activity due to historically low interest rates. Fee income associated with this line of business is cyclical and highly dependent upon favorable interest rates and management does not anticipate this trend to continue in 2004.

The purchase of $1.7 million in additional life insurance at the end of 2002 resulted in a $71,783 increase in other income in 2003 versus the prior year. Finally, other income was higher by $12,600 due to gains on called securities during the year.

Other noninterest expense increased $718,306 or 9.4% from the year-ago period. This increase was attributable to several factors, including: an increase in salary and benefit expenses resulting from the addition of four full time equivalent employees, employee raises, over 10% increase in health insurance costs; increased pension costs totaling $61,127 due to lower investment yields; increased depreciation expense totaling $60,146 associated with renovating the Jackson and Monticello offices and technology improvements; increased business and development costs totaling $32,532 due greater advertising expense; and higher postage expenses totaling $24,879 due to increased postal rates and greater volume.

Income tax expense increased $185,327 or 13.3% from the year-ago period. The increase from the year-ago period was attributable to 12.3% more net income before income tax and an increase in the effective tax rate. As of December 31, 2003, the effective income tax rate was 31.4% versus 31.1% from the year-ago period. The increase in the effective income tax rate results from less tax free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	11,193,084	119,272	1.07%	9,078,096	144,594	1.59%	11,133,000	393,981	3.54%
Taxable investments	37,595,806	1,378,991	3.67%	33,602,769	1,628,785	4.85%	24,230,441	1,323,471	5.46%
Non-taxable investments	10,489,330	484,887	4.62%	10,897,118	520,768	4.78%	10,789,745	557,592	5.17%

Total investments	48,085,136	1,863,878	3.88%	44,499,887	2,149,553	4.83%	35,020,186	1,881,063	5.37%
Taxable loans	181,929,025	13,770,448	7.57%	165,949,082	13,470,804	8.12%	155,046,713	14,672,825	9.46%
Non-taxable loans	865,125	37,618	4.35%	1,552,824	71,978	4.64%	3,127,460	174,959	5.59%

Total loans	182,794,150	13,808,066	7.55%	167,501,906	13,542,782	8.09%	158,174,173	14,847,784	9.39%

Total interest earning assets	242,072,370	15,791,216	6.52%	221,079,889	15,836,929	7.16%	204,327,359	17,122,828	8.38%
Allowance for loan losses	(3,095,306)			(2,615,121)			(2,516,202)
Other assets	17,709,247			15,621,408			14,749,301

Total assets	$256,686,311			$234,086,176			$216,560,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	76,275,400	669,654	0.88%	72,114,766	997,082	1.38%	58,919,036	1,647,983	2.80%
Savings	10,099,516	42,381	0.42%	9,302,002	99,692	1.07%	8,546,550	188,148	2.20%
Time	110,687,462	4,102,850	3.71%	102,256,572	4,560,733	4.46%	106,097,440	6,292,968	5.93%
Federal funds purchased	3,915	55	1.40%	8,866	195	2.20%	0	0	0.00%
FHLB advances	10,202,740	395,042	3.87%	8,243,836	386,493	4.69%	6,784,795	404,360	5.96%
Long-term debt	0	0	0.00%	0	0	0.00%	0	0	0.00%
Convertible sub debentures	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total interest bearing liabilities	207,269,033	5,209,982	2.51%	191,926,042	6,044,195	3.15%	180,347,821	8,533,459	4.73%
Non-interest bearing demand deposits	22,382,054			18,289,355			15,046,353
Other liabilities	1,837,286			1,581,031			1,789,153
Stockholders’ equity	25,197,938			22,289,748			19,377,131

Total liabilities and stockholders’ equity	$256,686,311			$234,086,176			$216,560,458

Net interest income		$10,581,234			$9,792,734			$8,589,369

Net interest spread			4.01%			4.01%			3.65%
Net interest margin (TE)			4.51%			4.59%			4.40%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

(TE) - Tax Equivalent. Loan fees of $1,444,268, $1,253,246, and $1,149,786, are included in the yields for 2003, 2002, and 2001, respectively.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2003 over 2002 and 2002 over 2001.

	2003 over 2002 Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	22,537	(47,859)	(25,322)
Taxable investments	146,462	(396,256)	(249,794)
Non-taxable investments	(18,851)	(17,030)	(35,881)
Taxable loans	1,209,543	(909,899)	299,644
Non-taxable loans	(29,903)	(4,457)	(34,360)

Total Interest Income	$1,329,788	($1,375,501)	($45,713)
Interest paid on:
Deposits:
Demand	36,528	(363,956)	(327,428)
Savings	3,347	(60,658)	(57,311)
Time	312,508	(770,391)	(457,883)
Federal funds purchased	(70)	(70)	(140)
FHLB advances	75,847	(67,298)	8,549

Total Interest Expense	$428,160	($1,262,373)	($834,213)

Net Interest Income	$901,628	($113,128)	$788,500

Note:	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2002 over 2001 Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	(32,730)	(216,657)	(249,387)
Taxable investments	454,293	(148,979)	305,314
Non-taxable investments	5,131	(41,955)	(36,824)
Taxable loans	884,992	(2,087,013)	(1,202,021)
Non-taxable loans	(72,989)	(29,992)	(102,981)

Total Interest Income	$1,238,697	($2,524,596)	($1,285,899)
Interest paid on:
Deposits:
Demand	182,448	(833,349)	(650,901)
Savings	8,096	(96,552)	(88,456)
Time	(171,306)	(1,560,929)	(1,732,235)
Federal funds purchased	195	0	195
FHLB advances	68,404	(86,271)	(17,867)

Total Interest Expense	$87,837	($2,577,101)	($2,489,264)

Net Interest Income	$1,150,860	$52,505	$1,203,365

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2003, 2002, and 2001. Amounts in thousands.

Securities Available For Sale	2003 Total Market Value	2002 Total Market Value	2001 Total Market Value
US Treasuries and Agencies	22,775	18,475	15,696
Corporate debt securities	1,506	1,000	1,000
SCM’s	9,497	9,810	8,399
Mortgage backed securities	14,820	13,407	9,221
CMO’s	0	0	0
Equities	0	0	0

Subtotal	$48,598	$42,692	$34,316

Securities Held To Maturity	2003 Total Book Value	2002 Total Book Value	2001 Total Book Value
US Treasuries and Agencies	0	0	0
Corporate debt securities	0	0	0
SCM’s	1,488	2,484	2,842
Mortgage backed securities	0	0	0
CMO’s	0	0	0
Equities	0	0	0

Subtotal	$1,488	$2,484	$2,842
Total	$50,086	$45,176	$37,158

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield
Securities held to maturity:
State and political divisions	399,977	1,088,344			1,488,321	5.59%

Subtotal	$399,977	$1,088,344			$1,488,321
Securities available for sale:
US Treasuries
US government agencies	2,561,719	14,837,320	5,376,453		22,775,492	3.56%
State and political divisions	710,463	4,245,022	4,541,459		9,496,944	4.31%
Corporate debt securities				1,505,500	1,505,500	6.72%
Mortgage-backed securities	19,854	691,891	12,332,000	1,775,914	14,819,659	3.64%

Subtotal	$3,292,036	$19,774,233	$22,249,912	$3,281,414	$48,597,595

Total	$3,692,013	$20,862,577	$22,249,912	$3,281,414	$50,085,916

Mortgage backed securities are included in the maturties categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

Classifications:	2003 Total	2003%	2002 Total	2002%	2001 Total	2001%	2000 Total	2000%	1999 Total	1999%
Commercial, financial & agricultural	25,459	12.5%	22,854	13.0%	16,512	10.3%	15,892	10.2%	13,196	10.2%
Real estate-mortgage	125,730	61.9%	106,898	60.7%	96,992	60.6%	104,659	67.2%	90,466	69.6%
Real estate-construction	36,855	18.2%	31,533	17.9%	31,850	19.9%	16,045	10.3%	7,915	6.1%
Consumer loans	13,501	6.7%	13,835	7.9%	14,052	8.8%	16,544	10.6%	15,593	12.0%
Tax-exempt	1,448	0.7%	877	0.5%	715	0.4%	2,646	1.7%	2,793	2.1%

	202,993	100.0%	175,997	100.0%	160,121	100.0%	155,786	100.0%	129,963	100.0%

Allowance	(3,178)		(2,840)		(2,478)		(2,456)		(2,015)

Net Loans	$199,815		$173,157		$157,643		$153,330		$127,948

At December 31, 2003, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity
	One Year Or Less	Over One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	11,415	9,942	4,102	25,459
Real estate-construction	35,969	886		36,855

Total	$47,384	$10,828	$4,102	$62,314

As of December 31, 2003, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustible Rate	Fixed Rate	Total
Commercial, financial & agricultural	5,073	8,971	14,044
Real estate-construction	700	186	886

Total	$5,773	$9,157	$14,930

McIntosh Bancshares, Inc.

Table 4 – Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans as of December 31, 2003, 2002, 2001, 2000, and 1999. Amounts in thousands.

	2003 Total	2002 Total	2001 Total	2000 Total	1999 Total
Loans on non-accrual	783	729	40	81	24
Loans 90 days past due	295	49	104	27	10
Other real estate and repossessions	0	5	0	0	0

	$1,078	$783	$144	$108	$34

Non-performing loans as a % of loans	0.54%	0.45%	0.09%	0.07%	0.03%

Interest that would have been recognized	$51	$15	$10	$10	$3

A loan is placed on non-accrual status when, in management’s judgement, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

McIntosh Bancshares, Inc.

Table 5 – Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2003 Total	2002 Total	2001 Total	2000 Total	1999 Total
Allowance at beginning of year	$2,840	$2,478	$2,457	$2,015	$1,764
Charge-offs:
Commercial, financial, and agricultural			78		84
Real estate – mortgage
Real estate-construction
Consumer loans	115	97	49	42	59
Leases

Total charge-offs	115	97	127	42	143
Recoveries:
Commercial, financial, and agricultural		1	3
Real estate – mortgage					20
Real estate-construction
Consumer loans	26	21	14	9	16
Lease Financing

Total recoveries	26	22	17	9	36

Net charge-offs	89	75	110	33	107
Provisions charged to earnings	427	437	131	475	358

Allowance at end of year	$3,178	$2,840	$2,478	$2,457	$2,015
Ratio of net charge-offs to avg. loans	0.05%	0.04%	0.07%	0.02%	0.09%
Ratio of allowance to total loans	1.57%	1.61%	1.55%	1.58%	1.55%

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

McIntosh Bancshares, Inc.

Table 5 Con’t – Allocation of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by catagory and the percentage of loans in each category to total loans at end of the last 5 years. Amount in thousands.

Balance at End of Period Applicable to:	2003 Total	2003%	2002 Total	2002%	2001 Total	2001%	2000 Total	2000%	1999 Total	1999%
Commercial, financial & agricultural	475	13.3%	480	13.5%	290	10.7%	303	11.9%	259	12.3%
Real estate-mortgage	1,927	61.9%	1,606	60.7%	1,324	60.6%	1,556	67.2%	1,348	69.6%
Real estate-construction	546	18.2%	512	17.9%	637	19.9%	331	10.3%	156	6.1%
Consumer loans	230	6.6%	242	7.9%	227	8.8%	267	10.6%	252	12.0%

Total allowance for loan loss	3,178	100.0%	2,840	100.0%	2,478	100.0%	2,457	100.0%	2,015	100.0%

McIntosh Bancshares, Inc.

Table 6 - Maturities of Deposits $100,000 and greater

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2003		2002		2001
Deposits:
Non-interest bearing demand deposits	22,382,054		18,289,355		15,046,353
Interest bearing demand	76,275,400	0.88%	72,114,766	1.38%	58,919,036	2.80%
Savings	10,099,516	0.42%	9,302,002	1.07%	8,546,550	2.20%
Time	110,687,462	3.71%	102,256,572	4.46%	106,097,440	5.93%

Total	$219,444,432		$201,962,695		$188,609,379

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003 summerized as follows. Amounts in thousands.

Total
Three months or less	9,182
Over three months through six months	3,819
Over six months through twelve months	12,269
Over twelve months	27,528

$52,798

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company for the years indicated. Amounts in thousands.

	2003	2002	2001
Net income	$3,449	$3,085	$2,573
Average assets	$256,686	$234,086	$216,560
Average equity	$25,198	$22,290	$19,377
Dividends	$504	$336	$134
Return on average assets	1.34%	1.32%	1.19%
Return on average equity	13.69%	13.84%	13.28%
Dividend payout ratio	14.60%	10.89%	5.22%
Average equity to average assets	9.82%	9.52%	8.95%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

	2003			2002
Type: Federal Home Loan Bank Advances	Maturity	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
One month LIBOR less 20 bp	2/11/2003			2,000,000	4.84%
One month LIBOR less 15 bp	5/19/2003			2,000,000	4.86%
Fixed rate	9/28/2004	2,000,000	5.71%	2,000,000	5.71%
Fixed rate convertible to 3 month LIBOR 09/04/05	9/4/2007	2,000,000	2.88%	2,000,000	2.88%
Fixed rate convertible to 3 month LIBOR 09/04/07	9/4/2012	5,000,000	3.50%	5,000,000	3.50%
Fixed rate convertible to 3 month LIBOR 12/12/05	12/10/2008	3,000,000	2.22%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/2013	2,000,000	3.44%

Total		$14,000,000		$13,000,000

Maximum borrowing at any given month end - FHLB		$14,000,000		$13,000,000
Average outstanding borrowings for the period		$10,202,740	3.87%	$8,243,836	4.69%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing.	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	92,064				92,064
Fixed rate loans	34,837	30,508	36,108	9,254	110,707
Other loans	222				222
Investment securities	3,692	11,656	9,207	25,531	50,086
Other investments				1,285	1,285
Int bearing deposits in other banks & Fed Funds sold	6,705				6,705

Total interest earning assets	$137,520	$42,164	$45,315	$36,070	$261,069
Interest bearing liabilities:
Fixed maturity deposits	58,859	34,818	23,537		117,214
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	83,848				83,848
Savings accounts	10,618				10,618
Fed funds purchased					0
Other borrowed funds					0
FHLB Advances	2,000	5,000		7,000	14,000

Total interest bearing liabilities	$155,325	$39,818	$23,537	$7,000	$225,680
Interest rate sensitivity gap	($17,805)	$2,346	$21,778	$29,070	$35,389
Cummulative interest rate sensitivity gap	($17,805)	($15,459)	$6,319	$35,389
Cummulative interest rate sensitivity gap to total assets	(6.43%)	(5.58%)	2.28%	12.78%

Item 7.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Earnings—December 31, 2003 and 2002

Consolidated Statements of Comprehensive Income—December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity—December 31, 2003 and 2002

Consolidated Statements of Cash Flows—December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants

The principal independent accountant of the Company and of the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.

Item 8a.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our system evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

A copy of the McIntosh Bancshares, Inc. Code of Ethics is attached hereto as Exhibit 14.1 and incorporated herein by reference.

The remaining information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 10.	Executive Compensation

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Exhibits, List and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

6.9	Stock Option Agreement with Jason Patrick dated September 18, 2003.

6.10	Stock Option Agreement with Rob Beall dated September 18, 2003.

6.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003.

6.12	Stock Option Agreement with James P. Doyle dated September 18, 2003.

6.13	Stock Option Agreement with William K. Malone dated September 18, 2003.

6.14	Stock Option Agreement with Thurman Willis dated September 18, 2003.

11.1	Statement of Net Earnings Per Share

14.1	Code of Ethics

21.1	Subsidiaries of the Company

24.1	Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements

(b)	Reports on Form 8-K

No	reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    McINTOSH BANCSHARES, INC.

Date: March 30, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2004.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board, CEO

/s/ Bailey M. Crockarell Bailey M. Crockarell	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ Thurman L. Willis Thurman L. Willis	Director, President and Chief Operating Officer

/s/ James P. Doyle James P. Doyle	Chief Financial Officer and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

6.9	Stock Option Agreement with Jason Patrick dated September 18, 2003.

6.10	Stock Option Agreement with Rob Beall dated September 18, 2003.

6.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003.

6.12	Stock Option Agreement with James P. Doyle dated September 18, 2003.

6.13	Stock Option Agreement with William K. Malone dated September 18, 2003.

6.14	Stock Option Agreement with Thurman Willis dated September 18, 2003.

11.1	Statement of Computation of Net Earnings Per Share

14.1	Code of Ethics

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements