Form 10QSB
period 2004-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2004-05-11
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2004

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

1,119,409 Shares of $2.50 par value common stock as of March 31, 2004

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (unaudited) at March 31, 2004	1

		Consolidated Statements of Earnings (unaudited) for Each of the Three
		Months Ended March 31, 2004 and 2003	2

		Consolidated Statements of Comprehensive Income (unaudited)
		for Each of the Three Months Ended March 31, 2004 and 2003	3

		Consolidated Statements of Cash Flows (unaudited) for Each of the Three
		Months ended March 31, 2004 and 2003	4

		Notes to financial statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	6

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	9

	Item 2.	Exhibits and Reports on Form 8-K	9

	Item 3.	Management's Attestation	10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2004
(Unaudited)

Assets

Cash and due from banks	$6,104,306
Interest bearing deposits with FHLB	2,957,740
Federal funds sold	3,620,000
Investment securities held to maturity
(market value of $1,564,292)	1,389,935
Investment securities available for sale	49,631,041
Other investments	1,434,993
Loans	211,217,290
Less: Allowance for loan losses	(3,201,918)
Loans, net	208,015,372
Premises and equipment, net	4,182,645
Accrued interest receivable	1,745,276
Other assets	6,827,037
Total Assets	$285,908,345

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$24,245,273
Money Market and NOW accounts	84,391,107
Savings	11,307,014
Time deposits of $100,000 or more	55,468,842
Time deposits	63,999,839
Total Deposits	239,412,075
Borrowed funds	17,000,000
Accrued interest payable and other liabilities	2,040,699
Total Liabilities	258,452,774

Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	14,984,714
Accumulated other comprehensive income	766,941
Total stockholders' equity	27,455,571
Total Liabilities and Stockholders' Equity	$285,908,345

See accompanying notes to financial statements.

1.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Interest income:
Loans, including fees	$3,597,844	$3,359,769
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	324,453	315,859
State, county and municipal	110,851	139,632
Other investments	33,315	26,480
Federal funds sold and other short-term investments	18,303	32,449
Total interest income	4,084,766	3,874,189

Interest expense:
Interest-bearing demand and money market	162,665	194,967
Savings	10,838	11,356
Time deposits of $100,000 or more	468,943	429,677
Other time deposits	517,894	618,487
Other	125,527	115,360
Total interest expense	1,285,867	1,369,847
Net interest income	2,798,899	2,504,342
Provision for loan losses	38,568	143,301
Net interest income after provision for loan losses	2,760,331	2,361,041

Other Income:
Service charges	458,106	423,840
Investment securities gains	14,981	2,000
Fixed assets gains (losses)	0	(84)
Other income	302,318	304,298
Total other income	775,405	730,054

Other expenses:
Salaries and employee benefits	1,445,536	1,295,179
Occupancy and equipment	251,036	252,930
Other operating	518,748	502,962
Total other expenses	2,215,320	2,051,071
Earnings before income taxes	1,320,416	1,040,024
Income tax expense	431,614	324,604
Net earnings	$888,802	$715,420

Net earnings per common share based on average outstanding
shares of 1,119,409 in 2004 and 1,119,409 in 2003	$0.79	$0.64
Fully diluted net earnings per common share based on average
outstanding shares of 1,120,944 in 2004 and 1,119,569 in 2003.	$0.79	$0.64

Dividends declared per share of common stock	$0.15	$0.15

See accompanying notes to financial statements.

2.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For Each of the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net Earnings	$888,802	715,420
Other comprehensive income, net of income taxes:
Unrealized gains (losses) on securities available for sale:
Holding gains arising during period, net of tax
of $98,628 and $51,662	191,453	100,286
Total other comprehensive income	191,453	100,286
Comprehensive income	$1,080,255	815,706

See accompanying notes to financial statements.

3.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For Each of the Three Months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash Flows from operating activities:
Net earnings	$888,802	$715,420
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	178,780	189,979
Gain on sale and call of securities	(14,981)	(2,000)
Provision for loan losses	38,568	143,301
Loss on disposal of equipment	-	84
Change in:
Accrued interest receivable and other assets	(205,839)	(77,078)
Accrued interest payable and other liabilities	50,799	4,010
Net cash provided by operating activities	936,129	973,716

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	6,677,911	5,904,960
Proceeds from maturities and paydowns of securities held to maturity	102,000	202,000
Proceeds from redemption of other investments	-	-
Proceeds from sales of securities available for sale	1,540,185	-
Proceeds from sales of equipment	-	-
Purchases of securities available for sale	(9,001,256)	(4,522,500)
Purchases of other investments	(150,000)	-
Change in net loans	(8,238,667)	293,578
Purchases of premises and equipment	(145,204)	(38,995)
Net cash provided (used) by investing activities	(9,215,031)	1,839,043

Cash flows from financing activities
Net change in deposits	4,998,993	9,529,669
Change in other borrowed funds	3,000,000	(2,000,000)
Dividends paid	(167,911)	(167,911)
Net cash provided by financing activities	7,831,082	7,361,758
Net increase (decrease) in cash and cash equivalents	(447,820)	10,174,517
Cash and cash equivalents at beginning of period	13,129,866	11,524,941
Cash and cash equivalents at end of period	$12,682,046	$21,699,458

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$191,453	$100,286
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$1,262,576	$1,362,286
Income taxes	$35,000	$70,000

See accompanying notes to financial statements.

4.

Item 1 Financial Statements (continued)

Notes to consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the "Company") and its
wholly-owned subsidiaries, McIntosh State Bank (the "Bank") and McIntosh Financial Services, Inc.
All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company's accounting policies are fundamental to management's discussion and analysis of the results of operations and the financial condition. Some of the Company's accounting policies require significant judgement regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Shareholders.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of March 31, 2004 shows assets grew $8,962,136 or 3.2% and $34,303,113 or 13.6% from year-end and the year-ago periods, respectively. These increases are principally attributable to gross loans rising $8,224,201 or 4.1% and $35,523,425 or 20.2% from the year-end and year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), rose $487,240 or 0.8% and declined $1,678,251 or 2.6% from year-end and year-ago periods, respectively. Total deposits rose $4,998,993 or 2.1% and $25,186,152 or 11.8% from the year-end and year-ago periods, respectively. The increase since December 31, 2003 is principally attributable to a $1,511,910 increase in demand deposits and a $2,254,644 increase in time deposits.

The allowance for loan losses (ALL) increased $24,102 and $228,198 from the year-end and year-ago periods, respectively. These increases result from $38,568 and $322,339 in provision expense and $14,466 and $94,141 in net charge-offs, respectively. As of March 31, 2004, the ALL as a percentage of gross loans is 1.52% versus 1.57% and 1.69% for the year-end and year-ago periods, respectively.

The decrease in the overall reserve ratio is due to revisions in the methodology used to determine ALL adequacy. In 2004 the Bank's historical loss history was revised to include credit loss experience for 2003. This change resulted in a required ALL that was $79,186 lower. In 2004 individual real estate, pre-sold real estate, commercial construction real estate, and municipality loans were assigned a lower risk weighting due to management's ongoing assessment of potential risk in those loan categories. This change resulted in a required ALL that was $206,109 lower. Had these adjustments not occurred in 2004, the reserve ratio would have been 1.65%.

The lower loan loss reserve ratio in relative terms versus the year-ago period is due to $510,569 less in loans management has identified with more than the normal risk of repayment. This decline is somewhat offset by $2,451,000 more in past due loans versus the year-ago period.

The Bank's delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 1.89% versus 1.36% and 0.88% as of the year-end and year-ago periods, respectively.

The higher delinquency ratio is principally due to $604,000 more nonaccrual loans and $1,847,000 more loans delinquent 30 days or more and not on nonaccrual.

6.

As of March 31, 2004 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company's loan portfolio including unfunded commitments. As of March 31, 2004, AD&C loans represented 24.4% of gross loans and commitments versus 24.1% and 23.1% for the year-end and year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of March 31, 2004, the Company's equity capital rose $912,344 and $2,897,715 from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $888,802 and $3,622,514 in net income, a $191,453 increase and $221,064 decline in unrealized gains on securities available-for-sale, and by $167,911 and $503,735 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of March 31, 2004, the Bank's liquidity ratio was 12.5% versus 13.4% and 19.1% as of the year-end and year-ago periods, respectively. The liquidity ratio is at the Bank's policy minimum of 12.5%.

The Bank has a $2 million Federal Home Loan Bank (FHLB) advance maturing in September 2004. As of March 31, 2004, this advance is at a rate of 5.71%. Advances are drawn under a $30.3 million line of credit with FHLB. As of March 31, 2004 the weighted average rate and weighted average maturity of the Bank's $17 million in outstanding advances is 3.35% and 80 months, respectively. Management anticipates repaying the September advance with no material impact on Bank liquidity.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change. Determination of the Bank's ALL and income taxes have been identified as critical accounting policies.

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management's judgment as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of lending relationships $300,000 and over, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to be uncollectible. The ALL level is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

7.

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

Results of Operations - Three months ended March 31, 2004

Net interest income for the three months increased $294,557 or 11.8% from the year-ago period. The Company's March 31, 2004 tax equivalent net interest margin of 4.37% declined 11 basis points from the year-ago period.

Total interest income for the three months rose $210,577 or 5.4% from the year-ago period. The yield on earning assets as of March 31, 2004 was 6.31% and declined 51 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 70 basis point reduction in loan yield, a 82 basis point reduction in investment portfolio yield, and a 24 basis point reduction in yield on federal funds sold and interest bearing deposits. The overall decline in yield on earning assets from the year-ago period versus the three months ended March 31, 2004 principally results from the prime lending rate falling 25 basis points and fixed rate loans repricing downward either through maturity or refinancing due to lower overall interest rates.

Interest expense for the three months declined $83,980 or 6.1% from the year-ago period. The cost of funds as of March 31, 2004 was 2.26% and declined 48 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 52 basis point decline in the cost of funds on interest bearing deposits and a 39 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period versus the three months ended March 31, 2004 results from the Bank repricing nonmaturing deposits lower as the prime lending rate fell and maturing time deposits renewing at lower overall interest rates.

Provision expense for the three months decreased $104,733 or 73.1% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income for the three months increased $45,351 or 6.2% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program.

Other noninterest expense for the three months increased $164,249 or 8.0% from the year-ago period. This increase is predominately attributable to a $150,357 increase in salary and benefit expense. The increase in salary and benefit expense is due to employee raises, the addition of 8.5 full time equivalent employees (FTEs), and 12% and 15% increases in pension and health insurance expenses, respectively. As of March 31, 2004, FTEs totaled 95.5 versus 87 from the year-ago period.

Income tax expense for the three months increased $107,010 or 33% from the year-ago period. The increase from the year-ago period is principally attributable to 27% more net income before income tax and a rise in the effective tax rate from 31.2% to 32.7%.

8.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	11.9%
Tier 1 Capital minimum requirement	4.0%
Excess	7.9%

Total Capital, Actual	13.2%
Total Capital minimum requirement	8.0%
Excess	5.2%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.4%
Minimum leverage requirement	3.0%
Excess	6.4%

PART II

Item 1. Legal Proceedings

None

Item 2. Exhibits and Reports on Form 8-K

None

9.

Item 3. Management's Attestations

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: May 11, 2004

By:__WILLIAM K. MALONE________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: May 11, 2004

By:__JAMES P. DOYLE____________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Registrant) on Form 10Q-SB (Report) for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

By:__WILLIAM K. MALONE_________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:__JAMES P. DOYLE_____________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

10.

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

Date: May 11, 2004

By:__WILLIAM K. MALONE_________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

11.

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

Date: May 11, 2004

By:__JAMES P. DOYLE____________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

12.