Form 10QSB
period 2004-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2004-08-11
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2004

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

1,119,409 Shares of $2.50 par value common stock as of June 30, 2004

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

	MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

	INDEX
		Page No.

	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at June 30, 2004	1

	Consolidated Statements of Earnings (unaudited) for Each of the Three
	Months and Six Months Ended June 30, 2004 and 2003	2

	Consolidated Statements of Comprehensive Income (unaudited)
	for Each of the Six Months Ended June 30, 2004 and 2003	3

	Consolidated Statements of Cash Flows (unaudited) for Each of the Six
	Months ended June 30, 2004 and 2003	4

	Notes to financial statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	6

	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Exhibits and Reports on Form 8-K	11

Item 3.	Matters Submitted to a Vote of Security Holders	11

Item 4.	Management's Attestation	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2004
(Unaudited)

Assets

Cash and due from banks	$5,594,758
Interest bearing deposits with FHLB	674,044
Federal funds sold	10,506,000
Investment securities held to maturity
(market value of $1,239,285)	1,191,807
Investment securities available for sale	47,549,748
Other investments	1,584,993
Loans	222,651,091
Less: Allowance for loan losses	(3,287,567)
Loans, net	219,363,524
Premises and equipment, net	4,459,250
Accrued interest receivable	1,833,278
Other assets	8,089,545
Total Assets	$300,846,947

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$24,019,807
Money Market and NOW accounts	96,079,327
Savings	10,516,281
Time deposits of $100,000 or more	57,653,210
Time deposits	63,291,420
Total Deposits	251,560,045
Borrowed funds	20,000,000
Accrued interest payable and other liabilities	1,970,305
Total Liabilities	273,530,350

Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	15,772,347
Accumulated other comprehensive income	(159,666)
Total stockholders' equity	27,316,597
Total Liabilities and Stockholders' Equity	$300,846,947

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

		Three Months		Six Months
		Ended		Ended
	2004	2003	2004	2003
Interest income:
Loans, including fees	$3,792,126	$3,409,866	$7,389,970	$6,769,635
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	316,457	287,064	640,910	602,923
State, county and municipal	119,663	125,039	230,514	264,671
Other investments	31,486	26,739	64,800	53,219
Federal funds sold and other short-term investments	14,801	44,473	33,105	76,922
Total interest income	4,274,533	3,893,181	8,359,299	7,767,370

Interest expense:
Interest-bearing demand and money market	173,788	176,748	336,453	371,715
Savings	11,079	10,080	21,917	21,436
Time deposits of $100,000 or more	473,594	437,414	942,537	867,091
Other time deposits	511,431	600,192	1,029,325	1,218,679
Other	149,506	95,874	275,033	211,234
Total interest expense	1,319,398	1,320,308	2,605,265	2,690,155
Net interest income	2,955,135	2,572,873	5,754,034	5,077,215
Provision for loan losses	83,568	143,301	122,136	286,602
Net interest income after provision for loan losses	2,871,567	2,429,572	5,631,898	4,790,613

Other Income:
Service charges	503,686	431,222	961,792	855,062
Investment securities gains	0	3,000	14,980	5,000
Fixed assets gains (losses)	(11,000)	0	(11,000)	(84)
Other income	360,522	416,326	662,840	720,624
Total other income	853,208	850,548	1,628,612	1,580,602

Other expenses:
Salaries and employee benefits	1,457,495	1,310,877	2,903,031	2,606,056
Occupancy and equipment	283,151	249,804	540,268	508,176
Other operating	579,051	485,437	1,091,717	982,957
Total other expenses	2,319,697	2,046,118	4,535,016	4,097,189
Earnings before income taxes	1,405,078	1,234,002	2,725,494	2,274,026
Income tax expense	449,533	392,390	881,147	716,994
Net earnings	$955,545	$841,612	$1,844,347	$1,557,032

Net earnings per common share based on average outstanding
shares of 1,119,409 in 2004 and 1,119,409 in 2003	$0.85	$0.75	$1.65	$1.39
Fully diluted net earnings per common share based on average outstanding shares of for the three months of 1,128,575 in 2004 and 1,121,802 in 2003 and
for the six months of 1,125,787 in 2004 and 1,122,168 in 2003.	$0.85	$0.75	$1.64	$1.39

Dividends declared per share of common stock	$0.15	$0.00	$0.30	$0.15

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For Each of the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Net Earnings	$1,844,347	$1,557,032
Other comprehensive income, net of income taxes:
Unrealized gains (losses) on securities available for sale:
Holding gains and ( losses) arising during period, net of tax
of ($378,716) and $88,940	(735,154)	172,647
Total other comprehensive income	(735,154)	172,647
Comprehensive income	$1,109,193	$1,729,679

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For Each of the Six Months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$1,844,347	$1,557,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	358,309	404,679
Gain on sale and call of securities	(14,981)	(5,000)
Provision for loan losses	122,136	286,602
Loss on disposal of equipment	11,000	84
Change in:
Accrued interest receivable and other assets	(1,079,005)	(31,108)
Accrued interest payable and other liabilities	(19,595)	(100,853)
Net cash provided by operating activities	1,222,211	2,111,436

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	12,095,497	9,702,963
Proceeds from maturities and paydowns of securities held to maturity	302,000	707,000
Proceeds from sales of securities available for sale	1,540,185	-
Purchases of securities available for sale	(13,787,903)	(11,884,079)
Purchases of other investments	(300,000)	-
Sale of other investments	-	26,300
Change in net loans	(19,670,387)	(3,613,908)
Purchases of premises and equipment	(567,807)	(54,771)
Net cash used by investing activities	(20,388,415)	(5,116,495)

Cash flows from financing activities
Net change in deposits	17,320,010	16,687,177
Change in other borrowed funds	6,000,000	(4,000,000)
Dividends paid	(335,823)	(167,911)
Net cash provided by financing activities	22,984,187	12,519,266
Net increase (decrease) in cash and cash equivalents	3,817,983	9,514,207
Cash and cash equivalents at beginning of period	12,956,819	11,524,941
Cash and cash equivalents at end of period	$16,774,802	$21,039,148

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(735,154)	$172,647
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$2,578,345	$2,694,542
Income taxes	$917,000	$834,000

See accompanying notes to financial statements.

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

(2)	Cash and Cash Equivalents

For the presentation in the financial statements, cash and cash equivalents include, cash on hand and amounts due from banks, and Federal Funds sold.

(3)	Net Earning Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

(4)	Commitments

The Bank has committed to a construction contract for the expansion of its Operation's Center totaling $1,135,981.
As of June 30, 2004 $270,000 in project expenses have been incurred. The contractual completion date for the project is October 15, 2004.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of June 30, 2004 shows assets grew $23,900,738 or 8.6% and $43,939,867 or 17.1% from year-end and the year-ago periods, respectively. These increases are principally attributable to $19,658,002 or 9.7% and $43,051,661 or 24.0% increases in gross loans from the year-end and year-ago periods, respectively. Total deposits rose $17,146,963 or 7.3% and $30,841,384 or 14.0% from the year-end and year-ago periods, respectively. The increase since December 31, 2003 is principally attributable to a $1,286,444 or 5.7% increase in demand deposits, a $12,231,237 or 14.6% increase in NOW and money market account balances, and a $3,730,593 or 3.2% increase in time deposits. Since December 31, 2003 other borrowed money rose $6,000,000 or 42.9%.

The allowance for loan losses (ALL) increased $109,751 and $172,467 from the year-end and year-ago periods, respectively. These increases result from $122,136 and $262,606 in provision expense and $12,385 and $90,139 in net charge-offs, respectively. As of June 30, 2004, the ALL as a percentage of gross loans is 1.48% versus 1.57% and 1.73% for the year-end and year-ago periods, respectively. The decrease in the reserve ratio is principally attributable to a (a) Decline in identified credits that exhibit more than the normal level of risk of loss versus the year-end and year-ago periods totaling $3.2 million and $4.1 million, respectively; and (b) Revisions in the methodology used to determine ALL adequacy.

Revisions in the methodology used to determine ALL adequacy included the following: (a) In 2004 the Bank's historical loss history was revised to include credit loss experience for 2003. This change resulted in a required ALL that was $118,663 lower; and (b) In 2004 individual real estate, pre-sold real estate, commercial real estate, and municipality loans were assigned a lower risk weighting due to management's ongoing assessment of potential risk in those loan categories. This change resulted in a required ALL that was $205,655 lower. Had these adjustments not occurred in 2004, the reserve ratio would have been 1.62%.

The benefit to the ALL from the decline in the level of credits exhibiting more the normal risk of loss was somewhat offset by the modest rise in past due and nonaccrual loans. As of June 30, 2004 loans 30 days or more past due and nonaccrual loans totaled $3.5 million or $766,000 and $891,000 more than the year-end and year-ago periods, respectively. Loans past due 30 days or more plus loans on nonaccrual represent 1.58% of gross loans as of June 30, 2004 versus 1.36% and 1.47% from the year-end and year-ago periods, respectively.

As of June 30, 2004 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans and commitments may not exceed 37.5% of the Company's total loan portfolio and unfunded commitments. As of June 30, 2004, AD&C loans represented 25.9% of gross loans and commitments versus 24.1% and 24.4% as of year-end and the year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of June 30, 2004, the Company's equity capital rose $773,370 and $1,844,768 from the year-end and year-ago periods, respectively. These increases were the result of $1,844,347 and $3,736,447 in net income, a $735,154 and $1,220,033 decline in unrealized gains on securities available for sale, and $335,823 and $671,646 in cash dividends paid during the six and twelve months, respectively.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of June 30, 2004, the Bank's liquidity ratio was 14.6% versus 13.4% and 19.7% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank's policy minimum of 12.5%.

The Bank has a $2 million Federal Home Loan Bank (FHLB) advance maturing in September 2004. As of June 30, 2004 this advance is at a rate of 5.71%. Advances are drawn under a $31.9 million line of credit with FHLB. As of June 30, 2004 the weighted average rate and weighted average maturity of the Bank's $20 million in outstanding advances is 3.04% and 69 months, respectively. Management anticipates repaying the September advance with no material impact on Bank liquidity.

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

Results of Operations - Six Months Ended June 30, 2004

Net interest income for June 30, 2004 increased $676,819 or 13.3% from the year-ago period. The Company's June 30, 2004 tax equivalent net interest margin of 4.40% declined 6 basis points from the year-ago period.

Total interest income for June 30, 2004 rose $591,929 or 7.6% from the year-ago period. The yield on earning assets as of June 30, 2004 was 6.23% and declined 37 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period resulted from a 66 basis point reduction in loan yield, a 58 basis point reduction in investment portfolio yield, and a 24 basis point reduction in yield on federal funds sold and interest bearing deposits. The overall decline in yield on earning assets from the year-ago period results from the prime lending rate falling 25 basis points and fixed rate loans repricing downward either through maturity or refinancing due to lower overall interest rates.

Interest expense declined $84,890 or 3.2% from the year-ago period. The cost of funds as of June 30, 2004 was 2.25% and declined 40 basis points from the year-ago period. The decline in cost of funds from the year-ago period resulted from a 43 basis point decline in the cost of funds on interest bearing deposit accounts and a 52 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period results from the Bank repricing nonmaturing deposits lower as the prime lending rate fell and maturing time deposits renewing at lower overall interest rates.

Provision expense declined $164,466 or 57.4% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income increased $48,010 or 3.0% from the year-ago period. This increase is principally attributable to higher volume of insufficient check charges associated with the Bank's overdraft privilege program and the recovery of a fidelity claim paid in 2003. Partially offsetting these improvements was a $137,137 decline in secondary market fee income from the year-ago period.

Other noninterest expense increased $437,827 or 10.7% from the year-ago period. This increase is principally attributable to higher salary and benefit expenses, six more full time equivalent employees (FTEs), and $51,484 more in data processing fees associated with upgrades and changes to the Bank's data processing systems. As of June 30, 2004, FTEs totaled 96 versus 90 from the year-ago period.

Income tax expense increased $164,153 or 22.9% from the year-ago period. The increase from the year-ago period was attributable to 19.9% more income before income tax and a rise in the effective tax rate. As of June 30, 2004, the effective income tax rate was 32.3% versus 31.5% from the year-ago period.

Results of Operations - Three months ended June 30, 2004

Net interest income for the three months increased $382,262 or 14.9% from the year-ago period. The Company's June 30, 2004 tax equivalent net interest margin of 4.43% was unchanged from the year-ago period.

Total interest income for the three months increased $381,352 or 9.8% from the year-ago period. The yield on earning assets as of June 30, 2004 was 6.24% and declined 27 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 61 basis point reduction in loan yield, a 34 basis point reduction in investment portfolio yield, and a 23 basis point reduction in yield on federal funds sold and interest bearing deposits. The overall decline in yield on earning assets from the year-ago period results from the prime lending rate falling 25 basis points and fixed rate loans repricing downward either through maturity or refinancing due to lower overall interest rates.

Interest expense for the three months declined $910 or 0.1% from the year-ago period. The cost of funds as of June 30, 2004 was 2.22% and declined 35 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 37 basis point decline in the cost of funds on interest bearing deposits and a 61 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period results from the Bank repricing nonmaturing deposits lower as the prime lending rate fell and maturing time deposits renewing at lower overall interest rates.

Provision expense for the three months declined $59,733 or 41.7% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income for the three months increased $2,660 or 0.3% from the year-ago period.

Other noninterest expense for the three months increased $273,579 or 13.4% from the year-ago period. This increase is principally attributable to higher salary and benefit expenses, six more full time equivalent employees (FTEs), and more in data processing fees and printing and forms expense associated with the Bank's conversion to a new core processing system which occurred in April. As of June 30, 2004, FTEs totaled 96 versus 90 from the year-ago period.

Income tax expense for the three months increased $57,143 or 14.6% from the year-ago period. The increase from the year-ago period is principally attributable to 13.9% more income before income tax and a rise in the effective tax rate from 31.8% to 32.0%.

On July 22, 2004 the Bank entered into a lease agreement for an existing bank branch office located at 235 Keys Ferry Street, McDonough, Georgia. The lease is subject to the Bank receiving approval from the Georgia Department of Banking and Finance and the FDIC to operate a branch at this location. Such request has not been made at this time. The property includes 6,000 rentable square feet and five drive-thru lanes. Upon approval of the bank regulatory authorities, the Bank intends to open the office for business on January 1, 2005.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	11.5%
Tier 1 Capital minimum requirement	4.0%
Excess	7.5%

Total Capital, Actual	12.8%
Total Capital minimum requirement	8.0%
Excess	4.8%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.3%
Minimum leverage requirement	3.0%
Excess	6.3%

Part II

Item 1. Legal Proceedings

None.

Item 2. Exhibits and Reports on Form 8-K

None.

Item 3. Matters Submitted to a Vote of Security Holders

  Annual meeting of McIntosh Bancshares, Inc. held May 20, 2004.
  The following matter was submitted to a vote of security holders:

Election of Class III Directors (Term to expire in 2007) - William K. Malone; George C. Barber; and J. Paul Holmes, Jr.

A tabulation of votes concerning the above matter is as follows:
Shares voted in person in favor		383,161
Shares voted by proxy in favor		394,915
Shares voted in person against/withheld		0
Shares voted by proxy against/withheld		10,972

Total shares represented	778,076
Total shares outstanding	1,119,409

Item 4. Management's Attestation

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: August 10, 2004

By:_/s/ William K. Malone_______________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: August 10, 2004

By:_/s/ James P. Doyle__________________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Registrant) on Form 10Q-SB (Report) for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

By:_/s/ William K. Malone________________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:_/s/ James P. Doyle____________________

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

Date: August 10, 2004

By:_/s/ William K. Malone_________________

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

Date: August 10, 2004

By:_/s/ James P. Doyle___________________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)