Form 10QSB
period 2004-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2004-11-15
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

September 30, 2004

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

1,119,409 Shares of $2.50 par value common stock as of September 30, 2004

Transitional Small Business Disclosure Format (Check one) [ ] Yes [X] No

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (unaudited) at September 30, 2004	1

		Consolidated Statements of Earnings (unaudited) for Each of the Three
		Months and Nine Months Ended September 30, 2004 and 2003	2

		Consolidated Statements of Comprehensive Income (unaudited)
		for Each of the Nine Months Ended September 30, 2004 and 2003	3

		Consolidated Statements of Cash Flows (unaudited) for Each of the Nine
		Months ended Septmeber 30, 2004 and 2003	4

		Notes to financial statements (unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	6

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	10

	Item 2.	Controls and Procedures	11

	Item 3.	Management's Attestations and Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2004
(Unaudited)

Assets

Cash and due from banks	$5,616,856
Interest bearing deposits with FHLB	190,577
Federal funds sold	4,932,000
Investment securities held to maturity
(market value of $1,141,617)	1,096,249
Investment securities available for sale	45,848,909
Other investments	1,884,993
Loans	229,975,470
Less: Allowance for loan losses	(3,351,772)
Loans, net	226,623,698
Premises and equipment, net	4,792,318
Accrued interest receivable	1,945,175
Other assets	8,091,958
Total Assets	$301,022,733

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$23,752,483
Money Market and NOW accounts	87,352,269
Savings	10,700,849
Time deposits of $100,000 or more	61,702,808
Time deposits	64,676,857
Total Deposits	248,185,266
Borrowed funds	22,000,000
Accrued interest payable and other liabilities	2,175,342
Total Liabilities	272,360,608

Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,119,409 shares issued and outstanding,	2,798,523
Surplus	8,905,393
Retained earnings	16,570,412
Accumulated other comprehensive income	387,797
Total stockholders' equity	28,662,125
Total Liabilities and Stockholders' Equity	$301,022,733

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

		Three Months		Nine Months
		Ended		Ended
	2004	2003	2004	2003
Interest income:
Loans, including fees	$3,917,384	$3,448,287	$11,307,354	$10,217,922
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	323,887	289,033	964,797	891,956
State, county and municipal	119,406	130,533	349,920	395,204
Other investments	26,647	24,790	91,447	78,009
Federal funds sold and other short-term investments	8,516	26,146	41,621	103,068
Total interest income	4,395,840	3,918,789	12,755,139	11,686,159

Interest expense:
Interest-bearing demand and money market	193,354	141,412	529,807	513,127
Savings	10,468	10,207	32,385	31,643
Time deposits of $100,000 or more	494,224	440,015	1,436,761	1,307,106
Other time deposits	509,826	572,198	1,539,151	1,790,877
Other	176,372	88,627	451,405	299,861
Total interest expense	1,384,244	1,252,459	3,989,509	3,942,614
Net interest income	3,011,596	2,666,330	8,765,630	7,743,545
Provision for loan losses	75,068	112,293	197,204	398,895
Net interest income after provision for loan losses	2,936,528	2,554,037	8,568,426	7,344,650

Other Income:
Service charges	523,930	472,908	1,485,722	1,327,970
Investment securities gains	1,001	7,600	15,981	12,600
Fixed assets gains (losses)	621	0	(10,379)	(84)
Other income	352,873	402,960	1,015,713	1,123,584
Total other income	878,425	883,468	2,507,037	2,464,070

Other expenses:
Salaries and employee benefits	1,524,817	1,339,217	4,427,848	3,945,273
Occupancy and equipment	278,325	260,944	818,593	769,120
Other operating	605,479	531,769	1,697,196	1,514,726
Total other expenses	2,408,621	2,131,930	6,943,637	6,229,119
Earnings before income taxes	1,406,332	1,305,575	4,131,826	3,579,601
Income tax expense	440,357	446,258	1,321,504	1,163,252
Net earnings	$965,975	$859,317	$2,810,322	$2,416,349

Net earnings per common share based on average outstanding
shares of 1,119,409 in 2004 and 1,119,409 in 2003	$0.86	$0.77	$2.51	$2.16
Fully diluted net earnings per common share based on average outstanding shares of for the three months of 1,127,732 in 2004 and 1,121,802 in 2003 and
for the nine months of 1,126,372 in 2004 and 1,121,974 in 2003.	$0.86	$0.77	$2.50	$2.15

Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.30

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For Each of the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Net Earnings	$2,810,322	$2,416,349
Other comprehensive income, net of income taxes:
Unrealized gains (losses) on securities available for sale:
Holding gains and ( losses) arising during period, net of tax
of ($93,602) and ($155,059)	(181,698)	(300,994)
Total other comprehensive income	(181,698)	(300,994)
Comprehensive income	$2,628,624	$2,115,355

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For Each of the Nine Months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$2,810,322	$2,416,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	530,461	620,205
Gain on sale and call of securities	(15,980)	(12,600)
Provision for loan losses	197,204	398,895
Loss on disposal of equipment	10,379	84
Change in:
Accrued interest receivable and other assets	(1,475,341)	(143,244)
Accrued interest payable and other liabilities	185,442	160,514
Net cash provided by operating activities	2,242,487	3,440,203

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	16,587,645	17,378,550
Proceeds from maturities and paydowns of securities held to maturity	403,000	807,000
Proceeds from sales of securities available for sale	1,540,185	-
Purchases of securities available for sale	(15,785,039)	(20,663,497)
Purchases of other investments	(600,000)	-
Sale of other investments	-	26,300
Change in net loans	(27,005,629)	(10,685,090)
Purchases of premises and equipment	(1,041,532)	(67,340)
Net cash used by investing activities	(25,901,370)	(13,204,077)

Cash flows from financing activities
Net change in deposits	13,945,231	21,523,225
Change in other borrowed funds	8,000,000	(4,000,000)
Dividends paid	(503,734)	(335,824)
Net cash provided by financing activities	21,441,497	17,187,401
Net increase (decrease) in cash and cash equivalents	(2,217,386)	7,423,527
Cash and cash equivalents at beginning of period	12,956,819	11,524,941
Cash and cash equivalents at end of period	$10,739,433	$18,948,468

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(181,698)	$(300,994)
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,947,705	$3,970,303
Income taxes	$1,432,000	$1,262,000

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
As of September 30, 2004 $674,474 in project costs have been incurred. The contractual completion date for the project is November 15, 2004.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of September 30, 2004 shows assets grew $24,076,524 or 8.7% and $38,579,500 or 14.7% from year-end and year-ago periods, respectively. These increases are principally attributable to $26,982,381 or 13.3% and $43,314,439 or 23.2% increases in gross loans from the year-end and year-ago periods, respectively. The offset to these increases were $5,531,191 and $7,791,621 reductions in liquid assets (cash, federal funds sold, and investments) from the year-end and year-ago periods, respectively. Total deposits increased $13,772,184 or 5.6% and $22,409,582 or 9.9% from the year-end and year-ago periods, respectively. These increases include $6,652,000 in brokered deposits accepted during the quarter. Advances from the Federal Home Loan Bank (FHLB) increased $8,000,000 or 57% and $13,000,000 or 144% from year-end and year-ago periods, respectively.

The allowance for loan losses (ALL) increased $173,956 and $133,960 from the year-end and year-ago periods, respectively. These increases result from $197,204 and $225,381 in provision expense and $23,248 and $91,421 in net charge-offs, respectively. As of September 30, 2004, the ALL as a percentage of gross loans is 1.46% versus 1.57% and 1.72% for the year-end and year-ago periods, respectively. The decrease in the reserve ratio is principally attributable to a (a) Decline in identified credits that exhibit more than the normal level of risk of loss versus the year-end and year-ago periods totaling $3.4 million and $1.6 million, respectively; and (b) Revisions in the methodology used to determine ALL adequacy.

Revisions in the methodology used to determine ALL adequacy included the following: (a) In 2004 the Bank's historical loss history was revised to include credit loss experience for 2003. This change resulted in a required ALL that was $108,379 lower; and (b) In 2004 individual real estate, pre-sold real estate, commercial real estate, and municipality loans were assigned a lower risk weighting due to management's ongoing assessment of potential risk in those loan categories. This change resulted in a required ALL that was $209,231 lower. Had these adjustments not occurred in 2004, the reserve ratio would have been 1.60%.

The benefit to the ALL from the decline in the level of credits exhibiting more the normal risk of loss was somewhat offset by the rise in past due and nonaccrual loans. As of September 30, 2004 loans 30 days or more past due and nonaccrual loans totaled $5.1 million or $2.3 million and $3.5 million more than the year-end and year-ago periods, respectively. Loans past due 30 days or more plus loans on nonaccrual represent 2.22% of gross loans as of September 30, 2004 versus 1.36% and 1.10% from the year-end and year-ago periods, respectively.

As of September 30, 2004 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans and commitments may not exceed 37.5% of the Company's loan portfolio and unfunded commitments. As of September 30, 2004, AD&C loans represented 27.2% of gross loans and commitments versus 24.1% and 24.9% as of year-end and the year-ago period, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of September 30, 2004, the Company's equity capital rose $2,118,898 and $2,972,533, from the year-end and year-ago periods, respectively. These increases were the result of $2,810,322 and $3,843,105 in net income, a $187,690 and $198,927 decline in unrealized gains on securities available for sale, and $503,734 and $671,645 in cash dividends paid since the year-end and year-ago periods, respectively.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of September 30, 2004, the Bank's liquidity ratio was 10.5% versus 13.4% and 16.2% from the year-end and year-ago periods, respectively. The liquidity ratio is below the Bank's policy minimum of 12.5%. As described previously, management has begun employing more wholesale funding to fund surging loan demand. Management has begun utilizing brokered and out-of-territory deposits as a cheaper and more readily available source of funding. During the quarter, management signed a new FHLB collateral agreement pledging a blanket lien on commercial real estate loans, home equity loans, and multifamily mortgages. Under the former agreement only 1-4 family mortgages were pledged. This new agreement has expanded the Bank's borrowing capacity with the FHLB by roughly $35million. With expanded access to wholesale funding, the Bank will operate with a minimum liquidity ratio of 10.0% as its policy limit.

As of September 30, 2004, the Bank has $22,000,000 in outstanding FHLB advances with a weighted average rate of 2.86% and a weighted average maturity of 71 months. These advances are drawn under a $65 million line of credit with the FHLB.

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

Results of Operations - Three months ended September 30, 2004

Net interest income for the three months ended September 30, 2004 increased $345,266 or 13.0%. The Company's September 30, 2004 tax equivalent net interest margin of 4.42% declined 10 basis points from the year-ago period. Ninety percent of this decline is attributable to lower loan fee income.

Total interest income for the three months increased $477,051 or 12.2% from the year-ago period. The yield on earning assets as of September 30, 2004 was 6.40% and declined 16 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 61 basis point reduction in loan yield, no change in investment portfolio yield, and a 63 basis point rise in yield on federal funds sold. The overall decline in yield on earning assets from the year-ago period versus the three months ended September 30, 2004 results from less yield due to lower loan fee income.

Interest expense for the three months rose $131,785 or 10.5% from the year-ago period. The cost of funds as of September 30, 2004 was 2.29% and declined 1 basis point from the year-ago period. The decline in the cost of funds from the year-ago period results from no change in the cost of funds on interest bearing deposits and a 101 basis point decline on borrowed money. The overall decline in the cost of funds from the year-ago period results from a lower effective borrowing rate on FHLB advances.

Provision expense for the three months declined $37,225 or 33.2% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income for the three months decline $5,043 or 0.6% from the year-ago period. This modest decline is principally attributable to $38,856 or 19.8% less secondary market income. Since interest rates have risen from historically low levels, mortgage refinancing associated with lower rates has essentially concluded. The decline in secondary market fee income was offset by $46,287 more overdraft fee income.

Other noninterest expense for the three months increased $276,691 or 13.0% from the year-ago period. This increase was principally attributable to an increase in salary and benefit expenses totaling $185,600 resulting from employee raises, higher insurance and pension plan expenses, and the addition of six and one half full time equivalent employees (FTE). As of September 30, 2004, FTEs totaled 100.5 versus 94 from the year-ago period. Also contributing to the rise in noninterest expense was $69,639 more in data processing and computer fees resulting from converting to a new core processing system on May 17, 2004.

Income tax expense for the three months declined $5,901 or 1.3% from the year-ago period. The decline from the year-ago period is due to a lower effective tax rate. For the three months ended September 30, 2004, the effective income tax rate was 31.3% versus 34.2% from the year-ago period. The effective tax rate has fallen due to $51,931 more in current tax benefits than in the year-ago period.

On July 22, 2004 the Bank entered into a lease agreement for an existing bank branch office located at 235 Keys Ferry Street, McDonough, Georgia. The property includes 6,000 rentable square feet and five drive-thru lanes. The Bank received conditional approval to operate the branch office from the Department of Banking and Finance and the FDIC on September 30, 2004 and October 19, 2004, respectively. The Bank intends to open the office for business on March 1, 2005.

Results of Operations - Nine Months Ended September 30, 2004

Net interest income for the nine months rose $1,022,085 or 13.2% from the year-ago period. The Company's September 30, 2004 tax equivalent net interest margin of 4.41% declined 7 basis points from the year-ago period. Seventy-one percent of this decline is attributable to lower loan fee income.

Total interest income for the nine months rose $1,068,980 or 9.2% from the year-ago period. The yield on earning assets as of September 30, 2004 was 6.35% and declined 31 basis points from the year-ago period. The decline in the yield on earning assets from the year-ago period results from a 65 basis point reduction in loan yield, a 34 basis point reduction in investment portfolio yield, and a 9 basis point reduction in yield on federal funds sold. The overall decline in the yield on earning assets from the year-ago period principally results from less loan yield due to lower loan fee income.

Interest expense for the nine months rose $46,895 or 1.2% from the year-ago period. The cost of funds as of September 30, 2004 was 2.26% and declined 19 basis points from the year-ago period. The decline in the cost of funds from the year-ago period results from a 19 basis point decline in the cost of funds on interest bearing deposits and a 72 basis point rise on borrowed money. The overall decline in the cost of funds from the year-ago period results from time deposits maturing and repricing at lower rates and a lower effective borrowing rate on FHLB advances.

Provision expense for the nine months declined $201,691 or 50.6% from the year-ago period. Refer to comments on ALL adequacy regarding management's assessment for provision expense.

Other income increased $42,967 or 1.7% from the year-ago period. This increase is principally attributable to $127,195 or 11.9% more overdraft fee income, $30,767 or 44.6% greater automated teller machine (ATM) charges, and $20,575 or 11.5% higher income from bank-owned life insurance policies. Adversely impacting the increase in other income was a $175,993 or 30.0% decline in secondary market fee income versus the year-ago period. Management believes that the trend to lower levels of secondary market fee income will persist for the foreseeable future.

Other noninterest expense increased $714,518 or 11.5% from the year-ago period. This increase is principally attributable to $482,575 or 12.2% more salary and benefit expenses associated with employee raises, higher health and pension expenses, and the addition of six and one half full time equivalent employees (FTE), $49,473 or 6.4% increase in occupancy expense associated with the addition of new computers and software, $121,123 more computer fees related to new platform and core processing systems, $19,515 more printing and forms expense related to the core processing system change, and $34,728 or 25.8% more in ATM and ATM cardholder expense. As of September 30, 2004, FTEs totaled 100.5 versus 94 from the year-ago period.

Income tax expense increased $158,252 or 13.6% from the year-ago period. The increase from the year-ago period was attributable to 15.4% more net income before income tax.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	11.6%
Tier 1 Capital minimum requirement	4.0%
Excess	7.6%

Total Capital, Actual	12.8%
Total Capital minimum requirement	8.0%
Excess	4.8%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.4%
Minimum leverage requirement	3.0%
Excess	6.4%

Part II

Item 1. Legal Proceedings

None.

Item 2. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 the Company's disclosure controls and procedures are effective in providing timely information relating to the Company as required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation

Item 3. Management Attestations and Exhibits

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

By:__/s/ William K. Malone_____________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 9, 2004

By:_/s/ James P. Doyle_________________

James P. Doyle, Chief Financial Officer, Secretary,

and Treasurer (Principal Accounting Officer)

Date: November 9, 2004

Exhibit 31

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

By:__/s/ William K. Malone_____________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 9, 2004

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

By:_/s/ James P. Doyle_________________

James P. Doyle, Chief Financial Officer, Secretary,

and Treasurer (Principal Accounting Officer)

Date: November 9, 2004

Exhibit 32

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Registrant) on Form 10Q-SB (Report) for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

By:__/s/ William K. Malone_____________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:_/s/ James P. Doyle_________________

James P. Doyle, Chief Financial Officer, Secretary,

and Treasurer (Principal Accounting Officer)