Form 10KSB
period 2004-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2005-03-28
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s gross revenue for its most recent fiscal year was $20,549,806. As of March 22, 2005, 1,119,409 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 22, 2005 was $28,458,840. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $40.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, and Locust Grove. The Bank has four automated teller machines (ATMs). The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Georgia Residential Financial Administration programs. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has a separate office in the Bank’s Jackson office.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2004, the Bank’s loan portfolio totaled $233,583,283.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2004, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $63,576,389 and represents

24.95% of gross loans and unfunded loan commitments. The Bank has established a maximum of 37.50% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

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

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review represented a cumulative total of 56% of the portfolio outstanding as of December 31, 2004, and included all commercial credits, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Audit Committee.

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

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 10% or greater and a loan to funding ratio of less than 85% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2004, the Bank’s liquidity and loan to funding ratios were 10.26% and 83.19%, respectively. As a secondary source of liquidity, the Bank has lines of credit with its correspondent banks and the Federal Home Loan Bank totaling $86.5 million. As of December 31, 2004, $22 million was outstanding under these lines.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the National Association of Securities Dealers (NASD). The Department and the NASD may examine the activities of MFS at any time. The Department and the NASD require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2004, MFS is not aware of any matters pending before the Department or the NASD.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The amount available by the Bank to pay the Company in dividends during 2004 and without prior approval of the DBF is $1,751,096. During the year ending December 31, 2004, the Company declared and paid cash dividends totaling $650,000, or 17.90% of net earnings.

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

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2004 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	9.23%	9.14%
Tier 1 Risk-Based	11.59%	11.49%
Total Risk-Based	12.79%	12.69%

Employees

At December 31, 2004 the Bank had 102.5 full time equivalent employees. The Bank is not a party to any collective bargaining agreement.

Item 2.	Description of Property

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

Built in 1998, 17,100 square feet of heated space.

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

YEAR 2004	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	4,678 Shares	$37.00	$32.00
Second Quarter	2,655 Shares	$38.00	$35.00
Third Quarter	3,016 Shares	$40.00	$35.00
Fourth Quarter	1,786 Shares	$40.00	$38.00

YEAR 2003	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	2,378 Shares	$35.00	$32.00
Second Quarter	2,770 Shares	$32.00	$32.00
Third Quarter	6,023 Shares	$32.00	$32.00
Fourth Quarter	4,459 Shares	$35.00	$32.00

The Company has begun paying dividends on a quarterly basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by McIntosh State Bank, its wholly-owned subsidiary. The ability of the bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.” The Company paid dividends of $0.45 per share in 2003 and $0.60 per share in 2004.

As of March 22, 2005 there were 1,119,409 shares of the Company’s common stock issued and outstanding held of record by approximately 592 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 2000 and 2001, there are now 52,938 shares of its common stock for which such options may be granted. Options to purchase 51,219 shares of its common stock have been issued pursuant to the 1998 Incentive Stock Option Plan as of March 22, 2005.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for Years ended December 31, 2004 and December 31, 2003.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) for the twelve months as of December 31, 2004 shows assets grew $34,325,711 or 12.4%. The increase is principally attributable to a $30,590,194 or 15.1% increase in gross loans, a $1,329,117 increase in fixed assets due to the expansion of the operations center, and a $1,330,781 increase in other assets due to the purchase of additional bank owned life insurance. Total deposits increased $23,601,936 or 10.1% during the last twelve months. The change from the prior year-end is principally attributable to a $4,194,879 increase in demand deposits, a $11,175,941 increase in NOW and money market account balances, a $382,256 increase in savings account balances, and a $7,902,860 increase in time deposits.

The allowance for loan losses (ALL) declined $265,193 for the twelve months ending December 31, 2004. The decrease results from $457,557 in provision expense and $722,750 in net charge-offs. As of December 31, 2004, the ALL as a percentage of gross loans is 1.25% versus 1.57% for the prior year-end. The decrease in the overall reserve ratio is due to recognition via charge-off of two credits identified as having more than the normal level of risk of loss and revisions in the methodology used to determine ALL adequacy. Revisions in the methodology used to determine ALL adequacy included the following: (a) In 2004, the Bank’s historical loss history was revised to include credit loss experience for 2003. This change resulted in a required ALL that was $126,657 lower; and (b) In 2004, individual real estate, pre-sold real estate, commercial real estate, and municipality loans were assigned a lower risk weighting due to management’s ongoing assessment of potential risk in those loan categories. This change resulted in a required ALL that was $186,411 lower. Had these adjustments not occurred in 2004, the reserve ratio would have been 1.38%.

ALL by Loan Category (Amount in thousands)	2004 Total	2004%	2003 Total	2003%
Commercial, financial & agricultural	$422	1.28%	$475	1.77%
Real estate-mortgage	1,545	1.07%	1,927	1.53%
Real estate-construction	661	1.55%	546	1.48%
Consumer loans	285	2.03%	230	1.70%

Total Allowance for Loan Losses	$2,913	1.25%	$3,178	1.57%

The decrease in reserve ratio for the commercial, financial and agricultural loan category from the prior year is due to the charge-off of a $296,000 internally graded credit, $307,000 fewer internally graded loans (net of the aforementioned charge-off), and a lower historical loss experience resulting in $103,000 less reserve requirement for the category. Had the loss experience remained unchanged from 2003, the ALL ratio for the commercial, financial, and agricultural category would have been 1.59%

The decrease in reserve ratio for the real estate mortgage category from the prior year is due to the write-down of a credit relationship totaling $380,000, $3.2 million fewer internally graded loans (net of the aforementioned charge-off), and the adjustment lowering the risk weighting for loans secured by individual and commercial real estate. Had this adjustment not occurred in 2004, the ALL for the real estate mortgage category would have been $135,000 higher which would have resulted in a 1.17% reserve ratio for the category.

The increase in reserve ratio for the real estate construction category from the prior year is due to $1.6 million more loans internally graded. Partially off-setting this increase was the adjustment lowering the risk weighting for pre-sold and commercial construction loans. Had this adjustment not occurred in 2004, the ALL for the real estate construction loan category would have been $38,000 higher which would have resulted in a 1.64% reserve ratio for the category.

The increase in reserve ratio for the consumer loan category from the prior year is due to a higher level of internally graded credits and a rise the in severity of loans internally graded. Internally graded loans increased $285,000 over the prior year level. Partially off-setting this increase was the adjustment to the historical loss experience for this category. Had this adjustment not occurred in 2004, the ALL for the consumer loan category would have been $24,000 higher which would have resulted in a 2.20% reserve ratio for the category.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) declined from 1.36% to 1.17% during the year. The lower delinquency ratio is principally due to $555,000 less loans delinquent 30 days or more and not on nonaccrual brought about by a concerted effort on the part of management to collect or workout delinquent credits in the portfolio.

As of December 31, 2004 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2004, AD&C loans represented 25.0% of gross loans and commitments versus 24.1% as of the prior year-end. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

For the twelve months ending December 31, 2004, the Company’s equity capital rose $2,638,270 from the prior period. The change in equity capital over the twelve month period resulted from $3,604,811 in net income, a $294,895 decline in unrealized gains on securities available for sale, and by $671,646 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2004, the Bank’s liquidity ratio was 10.3% versus 13.4% as of the prior year-end. The Bank’s liquidity during 2004 was affected by a 15.1% rise in loans but only a 12.7% increase in funding liabilities. To support liquidity during 2004 and as a cheaper source of funding versus local deposits, management expanded usage of wholesale funding alternatives. In 2004 the Bank began utilizing brokered deposits which as of December 31, 2004 totaled $5,652,000. The Bank also drew an added $8 million against its credit line with the Federal Home Loan Bank of Atlanta (FHLB) in order to support the loan growth experienced during 2004. Management anticipates utilizing more wholesale funding in 2005 given projected funding demands resulting from expanding into the Bank’s Henry county market. Excluding the FHLB, the Bank has $20.5 million in lines of credit with its correspondent banks to supplement short term liquidity. During the year, the Bank borrowed for 32 days under these commitments with a high of $6,864,000 in July 2004.

The Bank has $5 million in fixed rate FHLB advances that may be convertible to floating rates in 2005. If the FHLB elects to convert these advances, management may elect to repay them in full without penalty. Given current rates, management anticipates the FHLB to convert these advances; thus management will likely repay them from other wholesale funding options including other advances from the FHLB.

Advances are drawn under a $66 million line of credit with FHLB. In July 2004 the Bank entered into a new borrowing agreement with the FHLB which expanded borrowing capacity to roughly double the amount allowed in 2003. The agreement calls for the Bank to pledge all its qualified commercial real estate mortgages, 1-4 family residential mortgages, home equity mortgages, and multifamily mortgages outstanding. Previously, the Bank only pledged its 1-4 family mortgages as collateral to the FHLB. During the twelve months ending December 31, 2004, management drew and an additional $10 million in FHLB advances and repaid $2 million in advances. New advances were drawn at a blended rate of 2.80%. During the twelve months ending December 31, 2004, management utilized the daily revolving credit (DRC) facility as part of its FHLB credit line. During the year, the Bank borrowed for 34 days under the DRC with a high of $10 million in August 2004. See Table 8 for a recap of Bank borrowing.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank’s ALL and income taxes have been identified as critical accounting policies.

The ALL is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management’s judgment as to the amount of the ALL, including the allocated and unallocated elements, is a result of ongoing review of lending relationships, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to be uncollectible. The ALL level is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

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

Off-Balance Sheet Arrangements

As described further in footnote 13 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, excluding construction and development, are generally for terms less than three years. Unfunded commitments for construction and development are typically for terms less than 18 months. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as loan fees. Loan fees for the years ending December 31, 2004, and 2003 were $415,567 and $431,165, respectively.

From time to time the Bank is asked by its creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2004 or 2003. Fees for issuing letters of credit totaled $10,183 and $9,806 for the years ending December 31, 2004 and 2003, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2004 and 2003, respectively.

Contingent Liabilities by Category	2004 Total	% of Total	2003 Total	% of Total
(Amount in thousands)
Unfunded commitments secured by 1-4 family RE	$9,247	25.1%	$8,352	20.3%
Unfunded commitments secured by commercial RE	21,117	57.3%	28,704	69.6%
Other unfunded commitments	5,411	14.7%	3,275	8.0%
Financial standby letter of credit	515	1.4%	452	1.1%
Performance standby letters of credit	548	1.5%	430	1.0%

Total Contingent Liabilities	$36,838	100%	$41,213	100%

Results of Operations – Twelve Months Ended December 31, 2004

Net interest income for the twelve months increased $1,226,986 or 11.6% from the year-ago period. The increase in net interest income is attributable to loan growth totaling $30.6 million and a higher proportion of loans as a percentage of the Company’s balance sheet. Loans represented 75% of average assets in 2004 versus 71% in 2003. The Company’s December 31, 2004 tax equivalent net interest margin of 4.38% declined 13 basis points from the year-ago period. Margin decline principally resulted from the net interest component of the net interest margin falling 5 basis points and the loan fee component of the net interest margin falling 8 basis points relative to the prior year. The 8 basis point decline in the fee component of the margin is due to competitive pressures dampening loan fees despite higher loan volume. The decline in the interest component of the net interest margin is due to loans and other earning assets repricing lower than the fall in funding costs. The yield on earning assets fell 27 basis points from 2003 to 2004; however, cost of funds as a percentage of earning assets declined only 19 basis points over the same period. Helping to offset the lower margin was the Bank’s average loan-to-funding ratio rose from 81.7% to 83.2%.

Total interest income for the twelve months rose $1,492,023 or 9.5% from the year-ago period. The yield on earning assets as of December 31, 2004 was 6.25% and declined 27 basis points from the year-ago period. This decline results from a 58 basis point reduction in loan yield, a 15 basis point reduction in investment portfolio yield, and a 30 basis point rise in yield on federal funds sold and interest bearing deposits.

The overall decline in yield on earning assets from the year-ago period results from fixed rate loans and investments maturing or repricing at lower rates. Approximately $15.3 million in loans were renewed during the past twelve months at lower rates. In addition, loans tied to the prime lending rate, but containing floors, did not necessarily rise in tandem with the 125 basis point rise in the prime lending rate during 2004. As of December 31, 2004 approximately 42% of the Bank’s floating rate loans and 22% of the Bank’s gross loans contain interest rate floors. Approximately $26.1 million in securities was purchased during the past twelve months to replace $25.1 million in called or matured securities and prepaid mortgage-backed securities over the same period. Bonds called or matured during the past twelve months totaled 51.1% of the investment portfolio. The weighted average yield (WAY) on called or matured securities during this period was 3.31% versus a WAY of 3.01% for securities purchased during the same period.

Interest expense for the twelve months rose $265,037 or 5.1% from the year-ago period. The increase in interest expense is due to $31.6 million or 12.7% growth in funding liabilities from the year-ago period. The cost of funds as of December 31, 2004 was 2.29% and declined 22 basis points from the year-ago period. This decline results from a 1 basis point decline in the cost of funds on interest bearing demand deposit accounts, a 2 basis point decline in the cost of funds on savings accounts, a 36 basis point decline in cost of funds on time deposits, and a 73 basis point decline on borrowed money.

The overall decline in the cost of funds from the year-ago period results from maturing time deposits repricing downward from higher rates when they were originated in prior years. Management was unable to achieve further reductions in the cost of funds due to the highly competitive market that has developed locally for funding. As a result, management has begun to rely more on wholesale funding options as a cheaper and more readily available source of funding.

Provision expense for the twelve months rose $30,485 or 7.1% from the year-ago period. The rise in provision expense versus the prior year-end was due to a 15.1% increase in loans outstanding offset by lower required reserves resulting from changes to the methodology for determining ALL adequacy and improved overall credit quality. Refer to the discussion on ALL adequacy for further comment.

Other income declined $2,602 or 0.1% from the year-ago period. Income from secondary market financing activity declined $193,264 or 26.6% from the year-ago period due to a slowdown in refinancing mortgage loans. This decline was partially offset by $103,286 more overdraft fee income and $36,961 more automated teller machine service charges.

Other noninterest expense increased $952,204 or 11.3% from the year-ago period. This increase is attributable to several factors, including: an increase in salary and benefit expenses resulting from the addition of 13.5 full time equivalent employees due to centralizing loan administration and filling key support positions, employee raises, and 10% increase in health insurance costs; increased depreciation expense totaling $57,634 associated with technology improvements; increased business and development costs totaling $26,327 due to greater advertising expense; higher computer and data processing costs totaling $172,823 due to converting to a new core computer system; and increased telephone expenses totaling $43,960 due to the installation of a new company-wide telephone system and higher line expense.

Income tax expense increased $86,016 or 5.5% from the year-ago period. The increase from the year-ago period was attributable to 4.8% more net income before income tax and an increase in the effective tax rate. As of December 31, 2004, the effective income tax rate was 31.6% versus 31.4% from the year-ago period. The increase in the effective income tax rate results from less tax free income as a percentage of total income. More taxable income results in more income tax which results in a higher effective income tax rate.

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	6,634,768	90,655	1.37%	11,193,084	119,272	1.07%	9,078,096	144,594	1.59%
Taxable investments	39,725,166	1,416,472	3.57%	37,595,806	1,378,991	3.67%	33,602,769	1,628,785	4.85%
Non-taxable investments	10,228,166	446,692	4.37%	10,489,330	484,887	4.62%	10,897,118	520,768	4.78%

Total investments	49,953,332	1,863,164	3.73%	48,085,136	1,863,878	3.88%	44,499,887	2,149,553	4.83%
Taxable loans	217,531,528	15,236,061	7.00%	181,929,025	13,770,448	7.57%	165,949,082	13,470,804	8.12%
Non-taxable loans	2,363,617	93,359	3.95%	865,125	37,618	4.35%	1,552,824	71,978	4.64%

Total loans	219,895,145	15,329,420	6.97%	182,794,150	13,808,066	7.55%	167,501,906	13,542,782	8.09%

Total interest earning assets	276,483,245	17,283,239	6.25%	242,072,370	15,791,216	6.52%	221,079,889	15,836,929	7.16%
Allowance for loan losses	(3,270,810)			(3,095,306)			(2,615,121)
Other assets	20,222,875			17,480,859			15,380,331

Total assets	$293,435,310			$256,457,923			$233,845,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	87,189,138	755,198	0.87%	76,275,400	669,654	0.88%	72,114,766	997,082	1.38%
Savings	10,931,817	43,410	0.40%	10,099,516	42,381	0.42%	9,302,002	99,692	1.07%
Time	121,300,254	4,061,548	3.35%	110,687,462	4,102,850	3.71%	102,256,572	4,560,733	4.46%
Federal funds purchased	452,568	6,482	1.43%	3,915	55	1.40%	8,866	195	2.20%
FHLB advances	19,377,049	608,381	3.14%	10,202,740	395,042	3.87%	8,243,836	386,493	4.69%
Long-term debt	0	0	0.00%	0	0	0.00%	0	0	0.00%
Convertible sub debentures	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total interest bearing liabilities	239,250,826	5,475,019	2.29%	207,269,033	5,209,982	2.51%	191,926,042	6,044,195	3.15%
Non-interest bearing demand deposits	24,675,149			22,153,666			18,048,278
Other liabilities	1,774,178			1,837,286			1,581,031
Stockholders’ equity	27,735,157			25,197,938			22,289,748

Total liabilities and stockholders’ equity	$293,435,310			$256,457,923			$233,845,099

Net interest income		$11,808,220			$10,581,234			$9,792,734

Net interest spread			3.96%			4.01%			4.01%
Net interest margin (TE)			4.38%			4.51%			4.59%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

(TE) - Tax Equivalent. Loan fees of $1,423,248, $1,444,268, and $1,253,246 are included in the yields for 2004, 2003, and 2002, respectively.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2004 over 2003 and 2003 over 2002.

	2004 over 2003 Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	(62,283)	33,666	(28,617)
Taxable investments	75,926	(38,445)	37,481
Non-taxable investments	(11,406)	(26,789)	(38,195)
Taxable loans	2,493,624	(1,028,011)	1,465,613
Non-taxable loans	59,188	(3,447)	55,741

Total Interest Income	$2,555,050	($1,063,027)	$1,492,023
Interest paid on:
Deposits:
Demand	94,531	(8,987)	85,544
Savings	3,305	(2,276)	1,029
Time	355,353	(396,655)	(41,302)
Federal funds purchased	6,426	1	6,427
FHLB advances	288,046	(74,707)	213,339

Total Interest Expense	$747,660	($482,623)	$265,037

Net Interest Income	$1,807,389	($580,403)	$1,226,986

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2003 over 2002 Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	22,537	(47,859)	(25,322)
Taxable investments	146,462	(396,256)	(249,794)
Non-taxable investments	(18,851)	(17,030)	(35,881)
Taxable loans	1,209,543	(909,899)	299,644
Non-taxable loans	(29,903)	(4,457)	(34,360)

Total Interest Income	$1,329,788	($1,375,501)	($45,713)
Interest paid on:
Deposits:
Demand	36,528	(363,956)	(327,428)
Savings	3,347	(60,658)	(57,311)
Time	312,508	(770,391)	(457,883)
Federal funds purchased	(70)	(70)	(140)
FHLB advances	75,847	(67,298)	8,549

Total Interest Expense	$428,160	($1,262,373)	($834,213)

Net Interest Income	$901,628	($113,128)	$788,500

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2004, 2003, and 2002. Amount in thousands.

Securities Available For Sale	2004 Total Market Value	2003 Total Market Value	2002 Total Market Value
US Treasuries and Agencies	22,104	22,775	18,475
Corporate debt securities	999	1,506	1,000
SCM’s	9,349	9,497	9,810
Mortgage backed securities	13,771	14,820	13,407
CMO’s	0	0	0
Equities	0	0	0

Subtotal	$46,223	$48,598	$42,692

Securities Held To Maturity	2004 Total Book Value	2003 Total Book Value	2002 Total Book Value
US Treasuries and Agencies	2,000	0	0
Corporate debt securities	0	0	0
SCM’s	800	1,488	2,484
Mortgage backed securities	0	0	0
CMO’s	0	0	0
Equities	0	0	0

Subtotal	$2,800	$1,488	$2,484
Total	$49,023	$50,086	$45,176

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield
Securities held to maturity:
US government agencies	1,999,760				1,999,760	2.16%
State and political divisions	199,983	599,871			799,854	5.59%

Subtotal	$2,199,743	$599,871	$0	$0	$2,799,614

Securities available for sale:
US Treasuries
US government agencies	4,524,999	14,505,765	3,073,437		22,104,201	3.41%
State and political divisions	315,617	4,488,770	3,657,198	887,053	9,348,638	4.15%
Corporate debt securities				998,750	998,750	5.50%
Mortgage-backed securities	749,302	11,022,365	1,999,254		13,770,921	3.85%

Subtotal	$5,589,918	$30,016,899	$8,729,889	$1,885,803	$46,222,509

Total	$7,789,661	$30,616,771	$8,729,889	$1,885,803	$49,022,123

Mortgage backed securities are included in the maturties categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amount in thousands.

	2004 Total	2004%	2003 Total	2003%	2002 Total	2002%	2001 Total	2001%	2000 Total	2000%
Classifications:
Commercial, financial & agricultural	31,134	13.3%	25,459	12.5%	22,854	13.0%	16,512	10.3%	15,892	10.2%
Real estate-mortgage	144,056	61.7%	125,730	61.9%	106,898	60.7%	96,992	60.6%	104,659	67.2%
Real estate-construction	42,527	18.2%	36,855	18.2%	31,533	17.9%	31,850	19.9%	16,045	10.3%
Consumer loans	14,060	6.0%	13,501	6.7%	13,835	7.9%	14,052	8.8%	16,544	10.6%
Tax-exempt	1,806	0.8%	1,448	0.7%	877	0.5%	715	0.4%	2,646	1.7%

	233,583	100.0%	202,993	100.0%	175,997	100.0%	160,121	100.0%	155,786	100.0%

Allowance	(2,913)		(3,178)		(2,840)		(2,478)		(2,456)

Net Loans	$230,670		$199,815		$173,157		$157,643		$153,330

At December 31, 2004, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity
	One Year Or Less	Over One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	12,826	15,424	2,884	31,134
Real estate-construction	41,603	924		42,527

Total	$54,429	$16,348	$2,884	$73,661

As of December 31, 2004, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustible Rate	Fixed Rate	Total
Commercial, financial & agricultural	11,566	6,742	18,308
Real estate-construction	924		924

Total	$12,490	$6,742	$19,232

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans as of December 31, 2004, 2003, 2002, 2001, and 2000. Amounts in thousands.

	2004 Total	2003 Total	2002 Total	2001 Total	2000 Total
Loans on non-accrual	1,307	783	729	40	81
Loans 90 days or more past due	116	295	49	104	27
Other real estate and repossessions	202	0	5	0	0

	$1,625	$1,078	$783	$144	$108

Non-performing loans as a % of loans	0.61%	0.53%	0.44%	0.09%	0.07%

Interest that would have been recognized	$117	$51	$15	$10	$10

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

McIntosh Bancshares, Inc.

Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2004 Total	2003 Total	2002 Total	2001 Total	2000 Total
Allowance at beginning of year	$3,178	$2,840	$2,478	$2,457	$2,015
Charge-offs:
Commercial, financial, and agricultural	680	0	0	78	0
Real estate - mortgage
Real estate-construction
Consumer loans	63	115	97	49	42
Leases

Total charge-offs	743	115	97	127	42
Recoveries:
Commercial, financial, and agricultural	6	0	1	3	0
Real estate - mortgage
Real estate-construction
Consumer loans	14	26	21	14	9
Lease Financing

Total recoveries	20	26	22	17	9

Net charge-offs	723	89	75	110	33
Provisions charged to earnings	458	427	437	131	475

Allowance at end of year	$2,913	$3,178	$2,840	$2,478	$2,457
Ratio of net charge-offs to avg. loans	0.33%	0.05%	0.04%	0.07%	0.02%
Ratio of allowance to total loans	1.25%	1.57%	1.61%	1.55%	1.58%

The Company has a dedicated loan review function. Approximately 56% of the portfolio was reviewed in 2004 and placed into loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

McIntosh Bancshares, Inc.

Table 5 Con’t - Allocation of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by category and the percentage of loans in each category to total loans at end of the last 5 years. Amount in thousands.

Balance at End of Period Applicable to:	2004 Total	2004%	2003 Total	2003%	2002 Total	2002%	2001 Total	2001%	2000 Total	2000%
Commercial, financial & agricultural	422	14.1%	475	13.3%	480	13.5%	290	10.7%	303	11.9%
Real estate-mortgage	1,545	61.7%	1,927	61.9%	1,606	60.7%	1,324	60.6%	1,556	67.2%
Real estate-construction	661	18.2%	546	18.2%	512	17.9%	637	19.9%	331	10.3%
Consumer loans	285	6.0%	230	6.6%	242	7.9%	227	8.8%	267	10.6%

Total allowance for loan loss	2,913	100.0%	3,178	100.0%	2,840	100.0%	2,478	100.0%	2,457	100.0%

McIntosh Bancshares, Inc.

Table 6 - Maturities of Deposits $100,000 and greater

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2004		2003		2002
Deposits:
Non-interest bearing demand deposits	24,675,149	—	22,153,666	—	18,048,278	—
Interest bearing demand	87,189,138	0.87%	76,275,400	0.88%	72,114,766	1.38%
Savings	10,931,817	0.40%	10,099,516	0.42%	9,302,002	1.07%
Time	121,300,254	3.35%	110,687,462	3.71%	102,256,572	4.46%

Total	$244,096,358		$219,216,044		$201,721,618

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2004 summerized as follows. Amounts in thousands.

Total
Three months or less	5,712
Over three months through six months	25,084
Over six months through twelve months	18,525
Over twelve months	11,122

$60,443

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company for the years indicated. Amounts in thousands.

	2004	2003	2002
Net income	$3,605	$3,449	$3,085
Average assets	$293,435	$256,686	$234,086
Average equity	$27,735	$25,198	$22,290
Dividends	$672	$504	$336

Return on average assets	1.23%	1.34%	1.32%

Return on average equity	13.00%	13.69%	13.84%

Dividend payout ratio	18.63%	14.60%	10.89%

Average equity to average assets	9.45%	9.82%	9.52%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

		2004		2003
Type: Federal Home Loan Bank Advances	Maturity	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
Fixed rate	09/28/04			2,000,000	5.71%
Three month LIBOR minus 12 bps	05/12/06	3,000,000	2.30%
Fixed rate convertible to 3 month LIBOR 09/04/05	09/04/07	2,000,000	2.88%	2,000,000	2.88%
Fixed rate convertible to 3 month LIBOR 12/12/05	12/10/08	3,000,000	2.22%	3,000,000	2.22%
Fixed rate convertible to 3 month LIBOR 09/15/07	09/15/09	4,000,000	3.09%
Fixed rate convertible to 3 month LIBOR 09/04/07	09/04/12	5,000,000	3.50%	5,000,000	3.50%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/13	2,000,000	3.44%	2,000,000	3.44%
Fixed rate convertible to 3 month LIBOR 3/17/09	03/17/14	3,000,000	2.91%

Total		$22,000,000		$14,000,000

Maximum borrowing at any given month end - FHLB		$22,000,000		$14,000,000
Average outstanding borrowings for the period		$19,377,049	3.14%	$10,202,740	3.87%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing.	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	123,068				123,068
Fixed rate loans	42,793	42,617	12,392	12,713	110,515
Other loans					0
Investment securities	7,790	14,039	16,577	10,616	49,022
Other investments				2,129	2,129
Int bearing deposits in other banks & Fed Funds sold	8,497				8,497

Total interest earning assets	$182,148	$56,656	$28,969	$25,458	$293,231

Interest bearing liabilities:
Fixed maturity deposits	70,343	35,409	19,365		125,117
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	95,024				95,024
Savings accounts	10,946				10,946
Fed funds purchased					0
Other borrowed funds					0
FHLB Advances	8,000	9,000	5,000		22,000

Total interest bearing liabilities	$184,313	$44,409	$24,365	$0	$253,087

Interest rate sensitivity gap	($2,165)	$12,247	$4,604	$25,458	$40,144

Cummulative interest rate sensitivity gap	($2,165)	$10,082	$14,686	$40,144

Cummulative interest rate sensitivity gap to total assets	(0.70)%	3.24%	4.72%	12.90%

Item 7.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Earnings - December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income - December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2004 and 2003

Consolidated Statements of Cash Flows - December 31, 2004 and 2003

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

Item 8B.	Other Information

The Company did not file a report on Form 8-K during 2004.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

Upon written request, a copy of the McIntosh Bancshares, Inc. Code of Ethics shall be furnished to shareholders without charge. Please direct your written request to James P. Doyle, McIntosh Bancshares, Inc., 210 South Oak Street, Jackson, Georgia 30233.

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13.	Exhibits.

(a)	The following documents are filed as part of this report:

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.9	Stock Option Agreement with Jason Patrick dated September 18, 2003 (incorporated by reference to Exhibit 6.9 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.10	Stock Option Agreement with Rob Beall dated September 18, 2003 (incorporated by reference to Exhibit 6.10 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003 (incorporated by reference to Exhibit 6.11 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.12	Stock Option Agreement with James P. Doyle dated September 18, 2003 (incorporated by reference to Exhibit 6.12 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.13	Stock Option Agreement with William K. Malone dated September 18, 2003 (incorporated by reference to Exhibit 6.13 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.14	Stock Option Agreement with Thurman Willis dated September 18, 2003 (incorporated by reference to Exhibit 6.14 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004.

11.1	Statement of Net Earnings Per Share

21.1	Subsidiaries of the Company

24.1	Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements

Item 14.	Principal Accounting Fees and Services

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

Date: March 28, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2005.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board, CEO

/s/ J. Paul Holmes, Jr. J. Paul Holmes, Jr.	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ George C. Barber George C. Barber	Director

/s/ Thurman L. Willis Thurman L. Willis	Director, President and Chief Operating Officer

/s/ James P. Doyle James P. Doyle	Chief Financial Officer and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004.

11.1	Statement of Computation of Net Earnings Per Share

21.1	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements