Form 10QSB
period 2005-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2005-05-13
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	58-1922861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 South Oak Street

Jackson, Georgia 30233

(Address of Principal Executive Offices)(Zip Code)

(770) 775-8300

Issuer’s Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

As of May 1, 2005, 1,119,409 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND

SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2005

(Unaudited)

Assets
Cash and due from banks	$9,527,930
Interest bearing deposits with FHLB	2,353,880
Federal funds sold	4,985,000
Investment securities held to maturity (market value of $720,175)	703,201
Investment securities available for sale	51,345,839
Other investments	2,478,528
Loans	242,272,625
Less: Allowance for loan losses	(3,068,502)

Loans, net	239,204,123

Premises and equipment, net	6,051,016
Accrued interest receivable	2,201,298
Other assets	8,822,430

Total assets	$327,673,245

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$26,413,123
Money Market and NOW accounts	101,697,798
Savings	11,278,350
Time deposits of $100,000 or more	65,401,226
Time deposits	64,637,993

Total Deposits	269,428,490
Borrowed funds	27,000,000
Accrued interest payable and other liabilities	1,876,978

Total liabilities	298,305,468

Stockholders’ equity:
Common stock, par value $2.50; 5,000,000 shares authorized; 1,119,409 shares issued and outstanding	2,798,523
Surplus	8,905,393
Retained earnings	17,743,202
Accumulated other comprehensive income(loss)	(79,341)

Total stockholders’ equity	29,367,777

Total liabilities and stockholders’ equity	$327,673,245

    See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Interest income:
Loans, including fees	$4,236,357	$3,597,844
Interest on investment securities:
U.S. Treasury, U.S. Government agency and Mortgage-backed securities	335,633	324,453
State, county and municipal	103,184	110,851
Other investments	34,831	33,315
Federal funds sold and other short-term investments	50,425	18,303

Total interest income	4,760,430	4,084,766

Interest expense:
Interest-bearing demand and money market	299,648	162,665
Savings	13,462	10,838
Time deposits of $100,000 or more	548,816	468,943
Other time deposits	539,902	517,894
Other	201,380	125,527

Total interest expense	1,603,208	1,285,867

Net interest income	3,157,222	2,798,899
Provision for loan losses	159,153	38,568

Net interest income after provision for loan losses	2,998,069	2,760,331

Other Income:
Service charges	446,310	458,106
Investment securities gains	4,000	14,981
Other real estate owned gains	1,702	—
Other income	326,521	302,318

Total other income	778,533	775,405

Other expenses:
Salaries and employee benefits	1,708,211	1,445,536
Occupancy and equipment	338,883	257,117
Other operating	701,039	512,667

Total other expenses	2,748,133	2,215,320

Earnings before income taxes	1,028,469	1,320,416
Income tax expense	314,344	431,614

Net earnings	$714,125	$888,802

Basic earnings per common share based on average outstanding shares of 1,119,409 in 2005 and 1,119,409 in 2004	$0.64	$0.79

Diluted earnings per common share based on average outstanding shares of 1,131,561 in 2005 and 1,124,036 in 2004	$0.63	$0.79

Dividends declared per share of common stock	$0.15	$0.15

    See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Net Earnings	$714,125	$888,802
Other comprehensive income(loss), net of income tax:
Unrealized gains(losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax of $(184,741) and $101,716	(358,614)	197,446
Less: Reclassification adjustment for gains on sales of securities, net of tax of $(680) and $(3,088)	(1,320)	(5,993)

Total other comprehensive income (loss)	(359,934)	191,453

Comprehensive income	$354,191	$1,080,255

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$714,125	$888,802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	167,964	178,780
Gain on sales and calls of securities	(4,000)	(14,981)
Provision for loan losses	159,153	38,568
Provision for deferred income taxes	163,664	—
Gain on sale of other real estate	(1,702)	—
Change in:
Accrued interest receivable and other assets	(399,380)	(205,839)
Accrued interest payable and other liabilities	(198,427)	50,799

Net cash provided by operating activities	601,397	936,129

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	17,428,251	6,677,911
Proceeds from maturities and paydowns of securities held to maturity	2,101,873	102,000
Proceeds from sales of securities available for sale	—	1,540,185
Proceeds from sales of other real estate	40,121	—
Purchases of securities available for sale	(23,096,026)	(9,001,256)
Purchases of other investments	(350,135)	(150,000)
Net change in loans	(9,292,616)	(8,238,667)
Purchases of premises and equipment	(727,171)	(145,204)

Net cash used by investing activities	(13,895,703)	(9,215,031)

Cash flows from financing activities:
Net change in deposits	11,586,519	5,084,952
Change in other borrowed funds	5,000,000	3,000,000
Dividends paid	(167,911)	(167,911)

Net cash provided by financing activities	16,418,608	7,917,041

Net increase in cash and cash equivalents	3,124,302	(361,861)
Cash and cash equivalents at beginning of period	13,742,509	12,956,819

Cash and cash equivalents at end of period	$16,866,810	$12,594,958

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain on investment securities available-for-sale, net of tax	$(359,934)	$191,453
Transfer of loans to other real estate owned	600,000	—
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	1,561,813	1,262,576
Income taxes	—	35,000

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, McIntosh State Bank (the “Bank”) and McIntosh Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company’s accounting policies are fundamental to management’s discussion and analysis of the results of operations and the financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal, recurring nature.

(2)	Cash and Cash Equivalents

For the presentation in the financial statements, cash and cash equivalents include cash on hand and amounts due from banks, and Federal Funds sold.

(3)	Basic Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

(4)	Commitments

The Bank has committed to a construction contract for a new branch office in McDonough, Georgia totaling $560,458. As of March 31, 2005 $432,478 in project costs had been incurred. The project is expected to be completed by April 15, 2005.

(5)	Financial Accounting Standards Board Statement 123 Revised

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such a the issuance of stock options in exchange for employee services. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards modified, repurchased, or cancelled after that date. The Company expects adoption in the first quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of March 31, 2005 shows assets grew $16,574,372 or 5.3% and $41,851,988 or 14.6% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), rose $6,151,217 or 9.8% and $5,299,916 or 8.3% from year-end and year-ago periods, respectively. Gross loans rose $8,689,342 or 3.7% and $31,055,335 or 14.7% from the year-end and year-ago periods, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Investment in premises and equipment rose $556,840 or 10.1% and $1,868,371 or 44.9% from the year-end and year-ago periods, respectively, due to the McDonough office opening and the operations center expansion. Other assets increased $805,519 or 10.1% and $1,995,393 or 29.2% from the year-end and year-ago periods, respectively. The increase in other assets versus the year-end period was due to $561,582 more other real estate owned. The increase in other assets from the year-ago period was due to the increase in other real estate holdings and purchasing $966,197 more bank-owned life insurance. Total deposits rose $11,586,519 or 4.5% and $30,103,503 or 12.6% from the year-end and year-ago periods, respectively. The increase since December 31, 2004 is principally attributable to a $6,673,767 or 7% increase in NOW and money market accounts and a $4,957,970 or 8.2% increase in time deposits $100,000 and over.

The allowance for loan losses (ALL) increased $155,879 and declined $133,416 from the year-end and year-ago periods, respectively. These changes result from $159,153 and $578,142 in provision expense and $3,274 and $711,558 in net charge-offs, respectively. As of March 31, 2005, the ALL as a percentage of gross loans is 1.27% versus 1.25% and 1.52% for the year-end and year-ago periods, respectively.

The decrease in the overall reserve ratio from the year-ago period is due to: (a) Revisions in the methodology used to determine ALL adequacy; (b) Recognition via charge-off of two credits identified as having more than the normal level of risk of loss; and (c) Fewer loans outstanding exhibiting more than the normal risk of repayment.

In 2005, the Bank’s historical loss history was revised to include credit loss experience for 2004. This change resulted in a required ALL that was $40,528 higher. The amount the Bank charged off for the aforementioned two credits totaled $675,760. Credits outstanding with more than the normal risk of repayment totaled $2,670,611 less than the year-ago period which results in $544,865 less required reserve.

Had these factors not existed, the reserve ratio would have been 1.51%.

As of March 31, 2005, the Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 1.29% versus 1.17% and 1.89% as of the year-end and year-ago periods, respectively. The lower delinquency ratio from the year-ago period is principally due to $987,000 less nonaccrual loans and $84,000 more loans delinquent 30 days or more and not on nonaccrual.

As of March 31, 2005 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company’s loan portfolio including unfunded commitments. As of March 31, 2005, AD&C loans represented 27.1% of gross loans and commitments versus 25.0% and 24.4% for the year-end and year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of March 31, 2005, the Company’s equity capital rose $186,280 and $1,912,206 from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $714,125 and $3,430,134 in net income, a $359,934 decline and $846,282 decline in unrealized gains on securities available-for-sale, and by $167,911 and $671,646 in cash dividends paid.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity (continued)

Liquidity is monitored daily and formally measured on a monthly basis. As of March 31, 2005, the Bank’s liquidity ratio was 11.4% versus 10.3% and 12.5% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank’s policy minimum of 10.0%. During 2004 the Bank began utilizing brokered deposits as an alternative funding source which as of March 31, 2005 totaled $5,095,000.

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

Advances are drawn under a $61 million line of credit with FHLB. Since December 31, 2004, management drew and an additional $5 million in FHLB advances to supplement liquidity. New advances were drawn at a blended rate of 4.12%. As of March 31, 2005 the weighted average rate and weighted average maturity of the Bank’s $27 million in outstanding advances is 3.22% and 63 months, respectively.

Results of Operations – Three months ended March 31, 2005 and 2004

Net interest income for the three months increased $358,323 or 12.8% from the year-ago period. The Company’s March 31, 2005 tax equivalent net interest margin of 4.34% declined 3 basis points from the year-ago period.

Total interest income for the three months rose $675,664 or 16.5% from the year-ago period. The yield on earning assets as of March 31, 2005 was 6.41% and rose 20 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 15 basis point rise in loan yield, a 9 basis point reduction in investment portfolio yield, and a 147 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended March 31, 2005 principally results from the prime lending rate increasing 175 basis points and the consequent impact on floating rate loans.

Interest expense for the three months rose $317,341 or 24.7% from the year-ago period. The cost of funds as of March 31, 2005 was 2.46% and rose 20 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 23 basis point rise in the cost of funds on interest bearing deposits offset by a 35 basis point decline on borrowed money. The overall rise in the cost of funds from the year-ago period versus the three months ended March 31, 2005 results from the Bank repricing both its nonmaturing and time deposits higher as interest rates have risen overall.

Provision for loan losses for the three months increased $120,585 or 312.7% from the year-ago period. This increase is predominately due to loans growing $31.1 million from the year-ago period. Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months increased $3,128 or less than one percent from the year-ago period. Modest declines in secondary market and overdraft fee income were offset by higher ATM and network service charge income.

Other noninterest expense for the three months increased $532,813 or 24.1% from the year-ago period. This increase is predominately attributable to expenses associated with the opening of the Bank’s newest office in McDonough, Georgia, higher data processing costs related to converting to a new core processing system, added occupancy and salary expenses associated with expanding the Bank’s operation center and consolidating loan

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

administration functions, respectively, and higher professional expenses related to the increasing burden of remaining a public company. For the quarter ended March 31, 2005, noninterest expense attributable to the new banking office in McDonough totaled $222,783. Data processing expenses rose $53,087 or 121% from the year-ago period. Occupancy expense rose $81,766 or 32% from the year-ago period principally due to increased depreciation expense. Professional fees rose $29,057 or 41% for the year-ago period. As of March 31, 2005, full time equivalent employees totaled 108 versus 95.5 from the year-ago period.

Income tax expense for the three months declined $117,270 or 27% from the year-ago period. The decline from the year-ago period is principally attributable to 22% less net income before income tax and a decline in the effective tax rate from 32.7% to 30.6%. The decline in the effective tax rate is due to a lower projected state income tax obligation.

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	11.3%
Tier 1 Capital minimum requirement	4.0%

Excess	7.3%

Total Capital, Actual	12.5%
Total Capital minimum requirement	8.0%

Excess	4.5%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	9.1%
Minimum leverage requirement	3.0%

Excess	6.1%

Item 3. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 the Company’s disclosure controls and procedures are effective in providing timely information relating to the Company as required to be included in the Company’s SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

No matter was submitted to a vote of security holders during the first quarter of 2005.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

(b) No reports on Form 8-K were file during the quarter ended March 31, 2005.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: May 10, 2005

By:	/s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date: May 10, 2005

By:	/s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary, and Treasurer
(Principal Accounting Officer)