Form 10QSB
period 2005-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2005-08-11
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia 58-1922861

(State or Other Jurisdiction (I.R.S. Employer

of Incorporation or Organization) Identification No.)

210 South Oak Street

Jackson, Georgia 30233

(Address of Principal Executive Offices)(Zip Code)

(770) 775-8300

Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

As of August 9, 2005, 1,399,262 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. (Check one): Yes __ No X

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (Unaudited) at June 30, 2005	2

		Consolidated Statements of Earnings (Unaudited) for Each of the Three	3
		and Six Months ended June 30, 2005 and 2004

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Six Months ended June 30, 2005 and 2004

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Six	5
		Months ended June 30, 2005 and 2004

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	8
		Condition and Results of Operations

	Item 3.	Controls and Procedures	14

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of o Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures		17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

June 30, 2005
(Unaudited)

Assets
Cash and due from banks	$7,391,350
Interest bearing deposits with FHLB	2,176,642
Federal funds sold	3,150,000
Investment securities held to maturity (market value of $720,076)	705,586
Investment securities available for sale	52,372,492
Other investments	2,658,528
Loans	255,464,619
Less: Allowance for loan losses	(3,707,860)
Loans, net	251,756,759
Premises and equipment, net	6,408,910
Accrued interest receivable	2,263,710
Other assets	8,031,348
Total Assets	$336,915,325

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$27,010,943
Money Market and NOW accounts	99,317,750
Savings	12,199,031
Time deposits of $100,000 or more	67,547,175
Time deposits	67,804,202
Total Deposits	273,879,101
Borrowed funds	31,000,000
Accrued interest payable and other liabilities	1,936,883
Total Liabilities	306,815,984
Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized, 1,399,262 shares issued and outstanding	3,498,155
Surplus	8,905,393
Retained earnings	17,694,591
Accumulated other comprehensive income	1,202
Total stockholders' equity	30,099,341
Total Liabilities and Stockholders' Equity	$336,915,325

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

		Three Months		Six Months
		Ended		Ended
	2005	2004	2005	2004
Interest income:
Loans, including fees	$4,777,543	$3,792,126	$9,013,900	$7,389,970
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	393,389	316,457	729,022	640,910
State, county and municipal	104,848	119,663	208,032	230,514
Other investments	40,653	31,486	75,484	64,800
Federal funds sold and other short-term investments	38,799	14,801	89,224	33,105
Total interest income	5,355,232	4,274,533	10,115,662	8,359,299

Interest expense:
Interest-bearing demand and money market	355,166	173,788	654,814	336,453
Savings	14,367	11,079	27,829	21,917
Time deposits of $100,000 or more	600,042	473,594	1,148,858	942,537
Other time deposits	576,823	511,431	1,116,725	1,029,325
Other	242,199	149,506	443,579	275,033
Total interest expense	1,788,597	1,319,398	3,391,805	2,605,265
Net interest income	3,566,635	2,955,135	6,723,857	5,754,034
Provision for loan losses	389,569	83,568	548,722	122,136
Net interest income after provision for loan losses	3,177,066	2,871,567	6,175,135	5,631,898

Other Income:
Service charges	489,558	503,686	935,868	961,792
Investment securities gains	-	-	4,000	14,980
Fixed assets losses	-	(11,000)	-	(11,000)
Gain on sale of other real estate	3,225	-	4,927	-
Other income	450,343	360,522	776,864	662,840
Total other income	943,126	853,208	1,721,659	1,628,612

Other expenses:
Salaries and employee benefits	1,816,462	1,457,495	3,524,673	2,903,031
Occupancy and equipment	382,792	283,151	721,675	540,268
Other operating	724,845	579,051	1,425,884	1,091,717
Total other expenses	2,924,099	2,319,697	5,672,232	4,535,016
Earnings before income taxes	1,196,093	1,405,078	2,224,562	2,725,494
Income tax expense	377,161	449,533	691,505	881,147
Net earnings	$818,932	$955,545	$1,533,057	$1,844,347

Basic earnings per common share based on average outstanding
shares of 1,399,262 in 2005 and 2004	$0.59	$0.68	$1.10	$1.32
Diluted earnings per common share based on average outstanding shares of for the three months of 1,416,994 in 2005 and 1,410,719 in 2004 and
for the six months of 1,415,332 in 2005 and 1,407,271 in 2004.	$0.58	$0.68	$1.08	$1.31

Dividends declared per share of common stock	$0.12	$0.12	$0.24	$0.24

See accompanying notes to financial statements

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For Each of the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Net Earnings	$1,533,057	$1,844,347
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax
of ($143,247) and ($375,628)	(278,071)	(729,161)
Less: Reclassification adjustment for gains on sales of securities, net of tax of ($680) and ($3,088)	(1,320)	(5,993)
Total other comprehensive income (loss)	(279,391)	(735,154)
Comprehensive income	$1,253,666	1,109,193

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For Each of the Six Months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$1,533,057	$1,844,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	353,904	358,309
Gain on sale and call of securities	(4,000)	(14,981)
Provision for loan losses	548,722	122,136
Provision for deferred income taxes	163,664	-
Gain on sale of other real estate	(4,927)	-
Loss on disposal of equipment	-	11,000
Change in:
Accrued interest receivable and other assets	(687,500)	(915,907)
Accrued interest payable and other liabilities	(138,523)	(19,595)
Net cash provided by operating activities	1,764,397	1,385,309

Cash flows from investing activities
Proceeds from maturities and paydowns of securities available for sale	23,339,272	12,095,497
Proceeds from maturities and paydowns of securities held to maturity	2,101,874	302,000
Proceeds from sales of securities available for sale	-	1,540,185
Proceeds from sales of other real estate	1,018,644	-
Purchases of securities available for sale	(29,903,873)	(13,787,903)
Purchases of other investments	(530,135)	(300,000)
Change in net loans	(22,234,821)	(19,833,485)
Purchases of premises and equipment	(1,281,182)	(567,807)
Net cash used by investing activities	(27,490,221)	(20,551,513)

Cash flows from financing activities
Net change in deposits	16,037,130	17,320,010
Change in other borrowed funds	9,000,000	6,000,000
Dividends paid	(335,823)	(335,823)
Net cash provided by financing activities	24,701,307	22,984,187
Net increase (decrease) in cash and cash equivalents	(1,024,517)	3,817,983
Cash and cash equivalents at beginning of period	13,742,509	12,956,819
Cash and cash equivalents at end of period	$12,717,992	$16,774,802

Supplemental schedule of noncash investing and financing activities
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(279,391)	$(735,154)
Transfer of loans to other real estate owned	$600,000	163,098
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,250,112	$2,578,345
Income taxes	$640,000	$917,000
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

  The Company's accounting policies are fundamental to management's discussion and analysis of financial condition and results of operations. Some of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders.

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

  Cash and Cash Equivalents

  For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold.

  Basic Earnings Per Common Share

  Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Basic and diluted earnings per share have been restated to reflect payment of a stock dividend in 2005.

  Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.

Item 1. Financial Statements (continued)

(5) Financial Accounting Standards Board Statement 123 Revised

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company expects adoption in the first quarter of 2006.

In December 2003, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of June 30, 2005 and considers the impact of its adoption on interim results immaterial.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of June 30, 2005 shows assets grew $25,816,452 or 8.3% and $36,068,378 or 12.0% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), declined $1,024,517 or 7.5% and $4,056,810 or 24.2% from year-end and year-ago periods, respectively. Investment securities rose $4,055,954 or 8.3% and $4,336,523 or 8.9% from the year-end and year-ago periods, respectively. The increase in investment securities was predominately due to a corresponding decline in liquid assets. Gross loans rose $21,881,336 or 9.4% and $32,813,528 or 14.7% from the year-end and year-ago periods, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Investment in premises and equipment rose $914,734 or 16.7% and $1,949,660 or 43.7% from the year-end and year-ago periods, respectively, due to the April 2005 opening of the McDonough office and completion of the operations center expansion. Total deposits rose $16,037,130 or 6.2% and $22,319,056 or 8.9% from the year-end and year-ago periods, respectively. The increase since December 31, 2004 is principally attributable to a $3,130,561 or 4.8% increase in time deposits less than $100,000, a $4,293,719 or 4.5% increase in NOW and money market accounts, and a $7,103,919 or 11.8% increase in time deposits $100,000 and over. The overall increase in deposits is predominately due to deposit growth from opening a new banking office in 2005 and acceptance of brokered deposits in September 2004.

The allowance for loan losses (ALL) grew $795,237 or 27.3% and $420,293 or 12.9% from the year-end and year-ago periods, respectively. These changes result from $548,722 and $884,143 in provision expense and net recoveries totaling $246,515and $463,850 in net charge-offs, respectively. As of June 30, 2005, the ALL as a percentage of gross loans is 1.45% versus 1.25% and 1.48% for the year-end and year-ago periods, respectively.

The change in the overall reserve ratio from the year-end and year-ago periods is due to: (a) Revisions in the methodology used to determine ALL adequacy; and (b) Higher loans outstanding exhibiting more than the normal risk of repayment.

In 2005, the Bank's historical loss history was revised to include credit loss experience for 2004. Without this change, the required ALL would have been $113,483 lower. Credits outstanding with more than the normal risk of repayment are $3,831,391 more than the year-ago period which results in $119,109 more required reserve.

Had these factors not existed, the reserve ratio would have been 1.36%.

As of June 30, 2005, the Bank's delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 0.84% versus 1.17% and 1.58% as of the year-end and year-ago periods, respectively. The lower delinquency ratio from the year-ago period is principally due to $679,000 less nonaccrual loans and $697,000 less loans delinquent 30 days or more and not on nonaccrual.

As of June 30, 2005 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 37.5% of the Company's loan portfolio including unfunded commitments. As of June 30, 2005, AD&C loans represented 28.6% of gross loans and commitments versus 25.0% and 25.9% for the year-end and year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of June 30, 2005, the Company's equity capital rose $917,844 or 3.2% and $2,782,744 or 10.2% from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $1,533,057 and $3,293,521 in net income, a $279,390 decline and $160,869 rise in unrealized gains on securities available-for-sale, and by $335,823 and $671,646 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of June 30, 2005, the Bank's liquidity ratio was 10.5% versus 10.3% and 14.6% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank's policy minimum of 10.0%. During 2004 the Bank began utilizing brokered deposits as an alternative funding source which as of June 30, 2005 totaled $5,095,000.

The Bank has $5 million in fixed rate Federal Home Loan Bank (FHLB) advances that may be convertible to floating rates during the next twelve months. If the FHLB opts to convert these advances, management may elect to repay them in full without penalty. Given current interest rates, management anticipates the FHLB to convert these advances; thus management will likely repay them from other wholesale funding options including other advances from the FHLB.

Advances are drawn under a $58 million line of credit with FHLB and totaled $31 million as of June 30, 2005. Since December 31, 2004, management drew an additional $9 million in FHLB advances to supplement liquidity. New advances were drawn at a weighted average rate of 3.74%. As of June 30, 2005 the weighted average rate and weighted average maturity of the Bank's $31 million in outstanding advances is 3.27% and 60 months, respectively.

Results of Operations - Three months ended June 30, 2005 and 2004

Net interest income for the three months increased $611,500 or 20.7% from the year-ago period. The Company's June 30, 2005 tax equivalent net interest margin of 4.67% rose 24 basis points from the year-ago period.

Total interest income for the three months rose $1,080,699 or 25.3% from the year-ago period. The yield on earning assets as of June 30, 2005 was 6.96% and rose 61 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 61 basis point rise in loan yield, a 5 basis point increase in investment portfolio yield, and a 213 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended June 30, 2005 principally results from the prime lending rate rising 200 basis points and the consequent impact on maturing and floating rate loans.

Interest expense for the three months rose $469,199 or 35.6% from the year-ago period. The cost of funds as of June 30, 2005 was 2.62% and rose 40 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 40 basis point rise in the cost of funds on interest bearing deposits and an 8 basis point increase in borrowed money. The overall rise in the cost of funds from the year-ago period versus the three months ended June 30, 2005 results from the Bank repricing both its nonmaturing and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses for the three months increased $306,001 or 366.2% from the year-ago period. This increase is predominately due to loans growing $32.8 million from the year-ago period and higher levels of loans exhibiting more than the normal level of risk of loss. Refer to comments on ALL adequacy regarding management's assessment for the provision.

Other income for the three months increased $89,918 or 10.5% from the year-ago period. This increase is principally due to $101,836 more income from the sale of loans into the secondary market during the three month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Other noninterest expense for the three months increased $604,403 or 26.1% from the year-ago period. This increase is predominately attributable to expenses associated with the April 2005 opening of the Bank's newest office in McDonough, Georgia, higher data processing costs related to converting to a new core processing system, added occupancy and salary expenses associated with expanding the Bank's operation center and consolidating loan administration functions, and higher professional expenses related to the increasing burden of remaining a public company. For the quarter ended June 30, 2005, noninterest expense attributable to the new banking office in McDonough totaled $321,198. Data processing expenses rose $33,353 or 47% from the year-ago period. Occupancy expense, excluding costs from opening the McDonough office, rose $40,081 or 11% from the year-ago period principally due to increased depreciation expense. Professional fees rose $15,647 or 22% from the year-ago period. As of June 30, 2005, full time equivalent employees totaled 118 versus 96 from the year-ago period.

Income tax expense for the three months declined $72,372 or 16.1% from the year-ago period. The decrease from the year-ago period is attributable to 14.9% less net income before income tax and a decline in the effective tax rate. For the three months ended June 30, 2005, the effective income tax rate was 31.5% versus 32.0% from the year-ago period due to a projected lower state income tax obligation.

Results of Operations - Six months ended June 30, 2005 and 2004

Net interest income for June 30, 2005 increased $969,823 or 16.9% from the year-ago period. The Company's June 30, 2005 tax equivalent net interest margin of 4.50% rose 10 basis points from the year-ago period.

Total interest income for June 30, 2005 rose $1,756,363 or 21.0% from the year-ago period. The yield on earning assets as of June 30, 2005 was 6.73% and rose 40 basis points from the year-ago period. The rise in the yield on earning assets from the year-ago period resulted from a 39 basis point increase in loan yield, a 1 basis point reduction in investment portfolio yield, and a 169 basis point rise in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the six months ended June 30, 2005 principally results from the prime lending rate rising 200 basis points and the consequent impact on maturing and floating rate loans.

Interest expense rose $786,540 or 30.2% from the year-ago period. The cost of funds as of June 30, 2005 was 2.54% and rose 30 basis points from the year-ago period. The increase in cost of funds from the year-ago period resulted from a 31 basis point rise in the cost of funds on interest bearing deposit accounts and a 11 basis point increase on borrowed money. The overall rise in the cost of funds from the year-ago period versus the six months ended June 30, 2005 results from the Bank repricing both its nonmaturing and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses rose $426,586 or 349% from the year-ago period. This increase is predominately due to loans growing $32.8 million from the year-ago period and higher levels of loans exhibiting more than the normal level of risk of loss. Refer to comments on ALL adequacy regarding management's assessment for the provision.

Other income increased $93,047 or 5.7% from the year-ago period. This increase is principally due to $97,106 more income from the sale of loans into the secondary market during the six month period.

Other noninterest expense increased $1,137,216 or 25.1% from the year-ago period. This increase is predominately attributable to expenses associated with the April 2005 opening of the Bank's newest office in McDonough, Georgia, higher data processing costs related to converting to a new core processing system, added occupancy and salary expenses associated with expanding the Bank's operation center and consolidating loan administration functions, and higher professional expenses related to the increasing burden of remaining a public

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

company. For the six months ended June 30, 2005, noninterest expense attributable to the new banking office in McDonough totaled $543,983. Data processing expenses rose $98,469 or 86% from the year-ago period. Occupancy expense, excluding costs from opening the McDonough office, rose $91,526 or 13% from the year-ago period principally due to increased depreciation expense. Professional fees rose $44,704 or 31% from the year-ago period. As of June 30, 2005, full time equivalent employees totaled 118 versus 96 from the year-ago period.

Income tax expense declined $189,642 or 21.5% from the year-ago period. The decrease from the year-ago period was attributable to 18.4% less income before income tax and a decline in the effective tax rate. For the six months ended June 30, 2005, the effective income tax rate was 31.1% versus 32.3% from the year-ago period due to a projected lower state income tax obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Parent Company and the Bank are subject to various capital requirements administered by the regulatory authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of June 30, 2005, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company's actual capital amounts and ratios are also presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	11.1%
Tier 1 Capital, Required	6.0%
Excess	5.1%

Total Capital, Actual	12.3%
Total Capital, Required	10.0%
Excess	2.3%

Leverage Ratio
Tier 1 Capital to Adjusted Total Assets, Actual	8.9%
Tier 1 Capital, to Adjusted Total Assets, Required	5.0%
Excess	3.9%

Item 3. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 the Company's disclosure controls and procedures are effective in providing timely information relating to the Company as required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

  Annual meeting of McIntosh Bancshares, Inc. held May 19, 2005.
  The following matter was submitted to a vote of security holders:

Election of Class I Directors (Term to expire in 2008) - John L. Carter and William T. Webb

A tabulation of votes concerning the above matter is as follows:
Shares voted in person in favor		215,769
Shares voted by proxy in favor		434,866
Shares voted in person against/withheld		0
Shares voted by proxy against/withheld		4,839

Total shares represented	655,474
Total shares outstanding	1,119,409

Item 5. Other Information

On April 21, 2005 the Board of Directors of the Company declared a five for four stock split effected through a 20% stock dividend for common shareholders of record May 15, 2005 and payable June 1, 2005. This stock split increased common shares outstanding by 279,853 shares where common stock totals 1,399,262 shares outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant's Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2 Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant's Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3 Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant=s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4 Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant's Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

31.1 Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Financial and Accounting Officer

      18 U.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

(b) No reports on Form 8-K were file during the quarter ended June 30, 2005.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: August 10, 2005

By:__________________________________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: August 10, 2005

By:__________________________________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 31.1

I, William K. Malone, certify that:

  I have reviewed the quarterly report on Form 10-QSB of McIntosh Bancshares, Inc. (Registrant);
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

Date: August 10, 2005

By:___________________________________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Exhibit 31.2

I, James P. Doyle, certify that:

  I have reviewed the quarterly report on Form 10-QSB of McIntosh Bancshares, Inc. (Registrant);
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

Date: August 10, 2005

By:_________________________________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Registrant) on Form 10-QSB (Report) for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

By:__________________________________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:___________________________________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)