Form 10QSB
period 2005-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2005-11-08
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

As of November 7, 2005, 1,399,262 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. (Check one): Yes __ No X

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (Unaudited) at September 30, 2005	2

		Consolidated Statements of Earnings (Unaudited) for Each of the Three
		and Nine Months ended September 30, 2005 and 2004	3

		Consolidated Statements of Comprehensive Income (Unaudited)
		for Each of the Nine Months ended September 30, 2005 and 2004	4

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Nine
		Months ended September 30, 2005 and 2004	5

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	8
		Condition and Results of Operations

	Item 3.	Controls and Procedures	14

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	16

	Signatures		17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

September 30, 2005
(Unaudited)

Assets
Cash and due from banks	$10,672,623
Interest bearing deposits with FHLB	55,523
Federal funds sold	8,106,000
Investment securities held to maturity (market value of $621,364)	608,508
Investment securities available for sale	51,460,524
Other investments	2,658,528
Loans	271,347,249
Less: Allowance for loan losses	(3,919,018)
Loans, net	267,428,231
Premises and equipment, net	6,374,917
Accrued interest receivable	2,513,294
Other assets	8,759,456
Total Assets	$358,637,604

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Demand	$29,996,713
Money Market and NOW accounts	107,422,037
Savings	12,032,724
Time deposits of $100,000 or more	75,098,169
Time deposits	71,675,459
Total Deposits	296,225,102
Borrowed funds	29,000,000
Accrued interest payable and other liabilities	2,611,413
Total Liabilities	327,836,515
Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized, 1,399,262 shares issued and outstanding	3,498,155
Surplus	8,905,393
Retained earnings	18,491,047
Accumulated other comprehensive income	(93,506)
Total stockholders' equity	30,801,089
Total Liabilities and Stockholders' Equity	$358,637,604

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

		Three Months		Nine Months
		Ended		Ended
	2005	2004	2005	2004
Interest income:
Loans, including fees	$5,277,245	$3,917,384	$14,291,145	$11,307,354
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	388,140	323,887	1,117,162	964,797
State, county and municipal	106,343	119,406	314,375	349,920
Other investments	43,998	26,647	119,482	91,447
Federal funds sold and other short-term investments	55,035	8,516	144,259	41,621
Total interest income	5,870,761	4,395,840	15,986,423	12,755,139

Interest expense:
Interest-bearing demand and money market	432,147	193,354	1,086,961	529,807
Savings	22,353	10,468	50,182	32,385
Time deposits of $100,000 or more	669,565	494,224	1,818,423	1,436,761
Other time deposits	635,958	509,826	1,752,683	1,539,151
Other	257,263	176,372	700,842	451,405
Total interest expense	2,017,286	1,384,244	5,409,091	3,989,509
Net interest income	3,853,475	3,011,596	10,577,332	8,765,630
Provision for loan losses	254,277	75,068	802,999	197,204
Net interest income after provision for loan losses	3,599,198	2,936,528	9,774,333	8,568,426

Other Income:
Service charges	539,651	523,930	1,475,519	1,485,722
Investment securities gains	-	1,001	4,000	15,981
Increase in cash surrender value of life insurance	63,909	70,635	191,727	200,017
Other income	344,640	282,859	998,613	805,317
Total other income	948,200	878,425	2,669,859	2,507,037

Other expenses:
Salaries and employee benefits	1,933,963	1,524,817	5,458,636	4,427,848
Occupancy and equipment	409,497	278,325	1,131,172	818,593
Other operating	724,754	605,479	2,150,638	1,697,196
Total other expenses	3,068,214	2,408,621	8,740,446	6,943,637
Earnings before income taxes	1,479,184	1,406,332	3,703,746	4,131,826
Income tax expense	472,839	440,357	1,164,344	1,321,504
Net earnings	$1,006,345	$965,975	$2,539,402	$2,810,322

Basic earnings per common share based on average outstanding
shares of 1,399,262 in 2005 and 2004	$0.72	$0.69	$1.81	$2.01
Diluted earnings per common share based on average outstanding shares of for the three months of 1,420,466 in 2005 and 1,409,654 in 2004 and
for the nine months of 1,417,870 in 2005 and 1,407,965 in 2004.	$0.71	$0.69	$1.79	$2.00

Dividends declared per share of common stock	$0.15	$0.12	$0.39	$0.36

See accompanying notes to financial statements.
Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For Each of the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Net Earnings	$2,539,402	$2,810,322
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax
of ($192,038) and ($93,602)	(372,779)	(181,698)
Less: Reclassification adjustment for gains on sales of securities, net of tax of ($680) and ($3,088)	(1,320)	(5,993)
Total other comprehensive income (loss)	(374,099)	(187,691)
Comprehensive income	$2,165,303	2,622,631

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For Each of the Nine Months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$2,539,402	$2,810,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	546,938	530,461
Gain on sale and call of securities	(4,000)	(15,980)
Provision for loan losses	802,999	197,204
Provision for deferred income taxes	163,664	(18,575)
Gain on sale of other real estate	(4,355)	-
(Gain) Loss on disposal of equipment	(2,911)	10,379
Change in:
Accrued interest receivable and other assets	(1,095,418)	(1,446,766)
Accrued interest payable and other liabilities	536,008	267,298
Net cash provided by operating activities	3,482,327	2,334,343

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	34,984,667	16,587,645
Proceeds from maturities and paydowns of securities held to maturity	2,201,873	403,000
Proceeds from sales of securities available for sale	-	1,540,185
Proceeds from sales of other real estate	1,018,644	-
Purchases of securities available for sale	(40,782,194)	(15,785,039)
Purchases of other investments	(530,135)	(600,000)
Change in net loans	(38,682,127)	(27,097,485)
Purchases of premises and equipment	(1,438,837)	(1,041,532)
Net cash used by investing activities	(43,228,109)	(25,993,226)

Cash flows from financing activities:
Net change in deposits	38,383,131	13,945,231
Proceeds from other borrowed funds	9,000,000	10,000,000
Repayment in other borrowed funds	(2,000,000)	(2,000,000)
Dividends paid	(545,712)	(503,734)
Net cash provided by financing activities	44,837,419	21,441,497
Net increase (decrease) in cash and cash equivalents	5,091,637	(2,217,386)
Cash and cash equivalents at beginning of period	13,742,509	12,956,819
Cash and cash equivalents at end of period	$18,834,146	$10,739,433

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of
tax	$(374,099)	$(181,697)
Transfer of loans to other real estate owned	$1,121,557	202,933
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,286,267	$3,947,705
Income taxes	$1,205,000	$1,432,000
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

  Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit. The Company has entered into a lease commitment beginning July 2005 for office space in Greensboro, Georgia. The Company has received approval to open a loan production office at Lake Oconee, Greensboro, Georgia and anticipates starting business November 1, 2005.

Item 1. Financial Statements (continued)

(5) Financial Accounting Standards Board Statement 123 Revised

The Company sponsors stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended, to stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004.

Basic earnings per common share has been computed based on the weighted average number of shares outstanding during the period, which totaled 1,399,262 for the periods ended September 30, 2004 and 2005. Diluted earnings per common share has been adjusted to reflect the impact of dilutive securities in the form of stock options. Proforma earnings per common share has been adjusted to reflect the costs of the Company's incentive stock plan had the Company adopted FAS 123.

		Per Share		Per Share
September 30	2005	Amount	2004	Amount

For the three months ended:
Basic earnings	$1,006,345	$0.72	$965,975	$0.69
Basic proforma earnings	$997,186	$0.71	$941,704	$0.67
Diluted earnings	$1,006,345	$0.71	$965,975	$0.69
Diluted proforma earnings	$997,186	$0.70	$941,704	$0.67

For the nine months ended:
Basic earnings	$2,539,402	$1.81	$2,810,322	$2.01
Basic proforma earnings	$2,511,924	$1.80	$2,737,507	$1.96
Diluted earnings	$2,539,402	$1.79	$2,810,322	$2.00
Diluted proforma earnings	$2,511,924	$1.77	$2,737,507	$1.94

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

Financial Condition

The financial condition the Company as of September 30, 2005 shows assets grew $47,538,731 or 15.3% and $57,523,015 or 19.1% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), rose $8,138,545 or 13% and $13,218,587 or 22.9% from year-end and year-ago periods, respectively. The rise in liquid assets from year-end is principally attributable to a $5,427,162 or 103.5% increase in cash and due from banks and $3,046,908 or 6.2% more investment securities. The rise in liquid assets from the year-ago period is principally attributable to a $5,055,767 or 90% increase in cash and due from banks and $5,123,874 or 10.9% more investment securities. Gross loans rose $37,763,966 or 16.2% and $41,279,923 or 17.9% from the year-end and year-ago periods, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Investment in premises and equipment rose $880,741 or 16% and $1,582,599 or 33% from the year-end and year-ago periods, respectively, due to the April 2005 opening of the McDonough office and completion of the operations center expansion. Total deposits rose $38,383,131 or 14.9% and $48,039,836 or 19.4% from the year-end and year-ago periods, respectively. The increase since December 31, 2004 is principally attributable to a $7,001,818 or 10.8% increase in time deposits less than $100,000, a $12,398,006 or 13.1% increase in NOW and money market accounts, and a $14,654,913 or 24.3% increase in time deposits $100,000 and over. The overall increase in deposits is predominately due to deposit growth from opening a new banking office in 2005 where deposits have grown to $19.5 million, acceptance of brokered time deposits totaling $2.56 million in September 2005, and acceptance of other wholesale time deposits totaling $2.7 million during 2005. See comments under Liquidity for further discussion on wholesale funding.

The allowance for loan losses (ALL) increased $1,006,395 or 34.6% and $567,246 or 16.9% from the year-end and year-ago periods, respectively. These changes result from $802,999 and $1,063,352 in provision expense and net recoveries totaling $203,396 and $496,106 in net charge-offs, respectively. As of September 30, 2005, the ALL as a percentage of gross loans was 1.44% versus 1.25% and 1.46% for the year-end and year-ago periods, respectively.

The change in the overall reserve ratio from the year-end and year-ago periods is due to: (a) Revisions in the methodology used to determine ALL adequacy; and (b) Higher loans outstanding exhibiting more than the normal risk of repayment.

In 2005, the Bank's historical loss history was revised to include credit loss experience for 2004. Without this change, the required ALL would have been $121,613 lower. Credits outstanding with more than the normal risk of repayment are $1,092,491 higher than the year-end period which results in $336,787 more required reserve.

Had these factors not existed, the reserve ratio would have been 1.28%.

As of September 30, 2005, the Bank's delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 1.75% versus 1.17% and 2.22% as of the year-end and year-ago periods, respectively. The higher delinquency ratio from the year-end period is principally due to $2.7 million more loans delinquent 30 days or more and not on nonaccrual.

As of September 30, 2005, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 45% of the loan portfolio including unfunded commitments. The former limit of 37.5% was raised to accommodate a higher level of residential construction loans and commitments. As of September 30, 2005, AD&C loans represented 33.7% of gross loans and commitments versus 25.0% and 27.2% for the year-end and year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of September 30, 2005, the Company's equity capital rose $1,619,592 or 5.6% and $2,138,964 or 7.5% from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $2,539,402 and $3,333,891 in net income, declines of $374,098 and $481,303 in unrealized gains on securities available-for-sale, and by $545,712 and $713,624 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of September 30, 2005, the Bank's liquidity ratio was 11% versus 10.3% and 10.5% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank's policy minimum of 10.0%.

While the Bank began accepting brokered deposits in 2004, robust loan demand continues to outpace the deposit growth in the Bank's market area in 2005. As a result, the Bank has begun to utilize more wholesale funding (including brokered deposits) as these deposits can be acquired at a reduced cost and in larger volumes than in the local market place. Brokered time deposits as of September 30, 2005 total $6.7 million.

The Bank has a $3 million fixed rate Federal Home Loan Bank (FHLB) advance that may be convertible to a floating rate during the next twelve months. If the FHLB opts to convert this advance, management may elect to repay it in full without penalty. Given current interest rates, management anticipates the FHLB will convert this advance; thus management will likely repay it from other wholesale funding options including other advances from the FHLB. The Bank also has a $3 million advance maturing within the next twelve months. Management believes it will be able to repay this advance with no material adverse impact on Bank liquidity.

Advances are drawn under a $61 million line of credit with the FHLB and totaled $29 million as of September 30, 2005. Management has drawn an additional $9 million and repaid $2 million in FHLB advances since December 31, 2004. New advances were drawn at a weighted average rate of 3.86%. As of September 30, 2005, the weighted average rate and weighted average maturity of the Bank's $29 million in outstanding advances is 3.39% and 59 months, respectively.

Results of Operations - Three months ended September 30, 2005 and 2004

Net interest income for the three months increased $841,879 or 28% from the year-ago period. The Company's September 30, 2005 tax equivalent net interest margin of 4.84% rose 42 basis points from the year-ago period.

Total interest income for the three months rose $1,474,921 or 33.6% from the year-ago period. The yield on earning assets as of September 30, 2005 was 7.25% and rose 95 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 109 basis point rise in loan yield, a 7 basis point increase in investment portfolio yield, and a 194 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended September 30, 2005 principally results from the prime lending rate rising 200 basis points and the consequent impact on maturing and floating rate loans.

Interest expense for the three months rose $633,042 or 45.7% from the year-ago period. The cost of funds as of September 30, 2005 was 2.85% and rose 56 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 56 basis point rise in the cost of funds on interest bearing deposits and an 45 basis point increase in borrowed money. The overall rise in the cost of funds from the year-ago period versus the three months ended September 30, 2005 results from the Bank repricing both its nonmaturing deposits and maturing time deposits higher as interest rates have risen overall.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Provision for loan losses for the three months increased $179,209 or 238.7% from the year-ago period. This increase is predominately due to loans growing $41.3 million from the year-ago period and higher levels of loans exhibiting more than the normal level of risk of loss. Refer to comments on ALL adequacy regarding management's assessment for the provision.

Other income for the three months increased $69,775 or 7.9% from the year-ago period. This increase is principally due to $60,956 more income from the origination of mortgage loans during the three month period.

Other noninterest expense for the three months increased $659,593 or 27.4% from the year-ago period. This increase is predominately attributable to expenses associated with the opening of the Bank's newest office in McDonough, Georgia and added occupancy and salary expenses associated with expanding the Bank's operation center and consolidating loan administration functions. For the quarter ended September 30, 2005, noninterest expense attributable to the new banking office in McDonough totaled $314,691. Occupancy expense, excluding costs from opening the McDonough office, rose $69,363 or 25% from the year-ago period principally due to increased depreciation expense. As of September 30, 2005, full time equivalent employees totaled 121 versus 100.5 during the year-ago period.

Income tax expense for the three months rose $32,482 or 7.4% from the year-ago period. The rise from the year-ago period is attributable to 5.2% more net income before income tax and a rise in the effective tax rate. For the three months ended September 30, 2005, the effective income tax rate was 32% versus 31.3% from the year-ago period due to a projected higher level of disallowed expenses.

Results of Operations - Nine months ended September 30, 2005 and 2004

Net interest income for September 30, 2005 increased $1,811,702 or 20.7% from the year-ago period. The Company's September 30, 2005 tax equivalent net interest margin of 4.62% rose 21 basis points from the year-ago period.

Total interest income for September 30, 2005 rose $3,231,284 or 25.3% from the year-ago period. The yield on earning assets as of September 30, 2005 was 6.85% and rose 60 basis points from the year-ago period. The rise in the yield on earning assets from the year-ago period resulted from a 63 basis point rise in loan yield, a 1 basis point increase in investment portfolio yield, and a 189 basis point rise in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the nine months ended September 30, 2005 principally results from the prime lending rate rising 200 basis points and the consequent impact on maturing and floating rate loans.

Interest expense rose $1,419,582 or 35.6% from the year-ago period. The cost of funds as of September 30, 2005 was 2.65% and rose 39 basis points from the year-ago period. The increase in cost of funds from the year-ago period resulted from a 39 basis point rise in the cost of funds on interest bearing deposit accounts and a 12 basis point increase on borrowed money. The overall rise in the cost of funds from the year-ago period versus the nine months ended September 30, 2005 results from the Bank repricing both its nonmaturing deposits and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses rose $605,795 or 307.2% from the year-ago period. This increase is predominately due to loans growing $41.3 million from the year-ago period and higher levels of loans exhibiting more than the normal level of risk of loss. Refer to comments on ALL adequacy regarding management's assessment for the provision.

Other income increased $162,822 or 6.5% from the year-ago period. This increase is principally due to $158,062 more income from the origination of mortgage loans during the nine month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Other noninterest expense increased $1,796,809 or 25.9% from the year-ago period. This increase is predominately attributable to expenses associated with the April 2005 opening of the Bank's newest office in McDonough, Georgia, higher data processing costs related to converting to a new core processing system, added occupancy and salary expenses associated with expanding the Bank's operation center and consolidating loan administration functions, and higher professional expenses related to the increasing burden of remaining a public company. For the nine months ended September 30, 2005, noninterest expense attributable to the new banking office in McDonough totaled $858,674. Data processing expenses rose $102,977 or 47.4% from the year-ago period. Occupancy expense, excluding costs from opening the McDonough office, rose $160,761 or 19.7% from the year-ago period principally due to increased depreciation expense. Professional fees rose $44,380 or 19.7% from the year-ago period. As of September 30, 2005, full time equivalent employees totaled 121 versus 100.5 from the year-ago period.

Income tax expense declined $157,160 or 11.9% from the year-ago period. The decrease from the year-ago period was attributable to 10.4% less income before income tax and a decline in the effective tax rate. For the nine months ended September 30, 2005, the effective income tax rate was 31.4% versus 32% from the year-ago period due to a projected lower state income tax obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company and the Bank are subject to various capital requirements administered by the regulatory authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of September 30, 2005, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company's actual capital amounts and ratios are also presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, continued

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	10.6%
Tier 1 Capital minimum requirement	4.0%
Excess	6.6%

Total Capital, Actual	11.9%
Total Capital minimum requirement	8.0%
Excess	3.9%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	8.8%
Minimum leverage requirement	3.0%
Excess	5.8%

Item 3. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005 the Company's disclosure controls and procedures are effective in providing timely information relating to the Company as required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

31.1 Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Registrant's Chief Financial and Accounting Officer

      18 -.S.C. Section 1350 Certifications of the Registrant's Chief Executive Officer and Chief Financial and Accounting Officer

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: November 7, 2005

By:_/s/ William K. Malone____________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

Date: November 7, 2005

By:_/s/ James P. Doyle_______________

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

Date: November 7, 2005

By:_/s/ William K. Malone____________

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

Date: November 7, 2005

By:_/s/ James P. Doyle______________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)

Exhibit 32

Certification Pursuant to 18 -.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of McIntosh Bancshares, Inc. (Registrant) on Form 10-QSB (Report) for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof, we, William K. Malone, Chief Executive Officer and James P. Doyle, Chief Financial Officer of the Company, certify, pursuant to 18 -.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and:
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

By:_/s/ William K. Malone_____________

William K. Malone, Chairman and C.E.O.

(Principal Executive Officer)

By:_/s/ James P. Doyle________________

James P. Doyle, Chief Financial Officer,

Secretary, and Treasurer

(Principal Accounting Officer)