Form 10KSB
period 2005-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2006-03-28
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s gross revenue for its most recent fiscal year was $26,348,112. As of March 28, 2006, 1,399,262 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 28, 2006 was $31,699,908. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $36.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

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

McINTOSH BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, and Locust Grove. The Bank has six automated teller machines (ATMs). The Bank also operates a loan production office at Lake Oconee, Greensboro, Georgia. The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Georgia Residential Financial Administration programs. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has a separate office in the Bank’s Jackson office.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2005, the Bank’s loan portfolio totaled $282,986,103.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2005, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $118,650,808 and represents 36.27% of gross loans and unfunded loan commitments. The Bank has established a maximum of 45.0% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

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

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review represented a cumulative total of 61% of the portfolio outstanding as of December 31, 2005, and included all commercial credits, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Audit Committee.

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

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 10% or greater and a loan to funding ratio of less than 85% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2005, the Bank’s liquidity and loan to funding ratios were 10.8% and 85%, respectively. As a secondary source of liquidity, the Bank has lines of credit with its correspondent banks and the Federal Home Loan Bank totaling $66.3 million. As of December 31, 2005, $26 million was outstanding under these lines.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the National Association of Securities Dealers (NASD). The Department and the NASD may examine the activities of MFS at any time. The Department and the NASD require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2005, MFS is not aware of any matters pending before the Department or the NASD.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The amount available by the Bank to pay the Company in dividends during 2006 and without prior approval of the DBF is $1,824,607. During the year ending December 31, 2005, the Company declared and paid cash dividends totaling $755,601, or 20.01% of net earnings.

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

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2005 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	8.72%	8.55%
Tier 1 Risk-Based	10.13%	9.94%
Total Risk-Based	11.38%	11.19%

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise its risk-based deposit insurance assessment program.

Commercial Real Estate Lending and Concentrations

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentration in Commercial Real Estate Lending” (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The Bank and its Board of Directors have discussed the proposed guidance and believe that the Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the proposed guidance. As of December 31, 2005 management estimates that the Bank’s CRE lending under these measures are 294% and 431%, respectively, of total capital.

Employees

At December 31, 2005 the Company had 130 full time equivalent employees. The Company is not a party to any collective bargaining agreement.

Item 2. Description of Property

The assets of the Company consists almost entirely of its ownership interest in the Bank and MFS. Both the holding company and MFS operate out of premises owned by the Bank. The Bank owns or leases the following properties:

(1)	Main Office

210 South Oak Street

Jackson, Georgia 30233

Built in 1964, 11,000 square feet of heated space and five drive-thru lanes.

(2)	Monticello Office

208 East Greene Street

Monticello, Georgia 31064

Built in 1966, 5,100 square feet of heated space, and four remote drive-thru lanes.

(3)	Locust Grove Office

3796 Highway 42 South

Locust Grove, Georgia 30248

Built in 2000, 3,700 square feet of heated space, and three drive-thru lanes.

(4)	McDonough Office

1100 Keys Ferry Court

McDonough, Georgia 30253

Built in 1995, 6,000 square feet of heated space (leased).

(5)	Operations Center

264 Alabama Boulevard

Jackson, Georgia 30233

Built in 1998, 17,100 square feet of heated space.

(6)	Lake Oconee - Loan Production Office

1020 Founders Row, Suite 101

Greensboro, Georgia 30642

Built in 2005, 1,320 square feet of heated space (leased).

(7)	Remote ATMs:

632 East Third Street, Jackson, Georgia 30233

222 Clubhouse Drive, Monticello, Georgia 31064

The Bank owns the furniture, fixtures and equipment located at the above locations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning trades of the Company’s common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales prices to the extent known to management, and has been adjusted for the 5 for 4 stock split effective June 1, 2005.

YEAR 2004	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	5,735 Shares	$29.60	$25.60
Second Quarter	3,319 Shares	$30.40	$28.00
Third Quarter	3,145 Shares	$32.00	$28.00
Fourth Quarter	2,233 Shares	$32.00	$30.40

YEAR 2005	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	2,855 Shares	$32.00	$32.00
Second Quarter	1,445 Shares	$35.00	$32.00
Third Quarter	3,002 Shares	$36.00	$35.00
Fourth Quarter	5,337 Shares	$36.00	$36.00

The Company has begun paying dividends on a quarterly basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by McIntosh State Bank, its wholly-owned subsidiary. The ability of the bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.” The Company paid dividends of $0.48 per share in 2004 and $0.54 per share in 2005, on a split adjusted basis.

As of March 28, 2006 there were 1,399,262 shares of the Company’s common stock issued and outstanding held of record by approximately 610 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 1999, 2000, 2001 and 2005, there are now 66,172 shares of its common stock for which such options may be granted. As of March 28, 2006, all options available under the plan have been granted.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the years ended December 31, 2005 and December 31, 2004

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

Financial Condition

The financial condition of the Company as of December 31, 2005 shows assets grew $65,683,771 or 21.1% compared to December 31, 2004. The increase is principally attributable to a $49,402,820 or 21.2% increase in gross loans, a $4,995,073 or 10.1% increase in investment securities, a $5,717,609 or 109% increase in cash and due from banks, and $3,275,452 or 38.5% increase in interest bearing deposits and fed funds sold.

The increase from December 31, 2004 to 2005 in gross loans was due to the April 2005 opening of the retail banking office in McDonough, Georgia and further expansion of the Locust Grove, Georgia market, collectively called South Henry. Loans grew $31,726,396 or 93.6% in the South Henry market during 2005. The increase in investment securities was a function of asset growth and added liquidity requirements resulting from rising deposits. The percentage growth in investment securities was not proportional to the percentage growth in assets due to such strong loan demand; however, lower investment portfolio growth was off-set by the rise in cash on hand, interest bearing deposits, and fed funds sold. See Liquidity comments.

Total deposits increased $57,686,376 or 22.4% from December 31, 2004 to 2005. The change from the prior year-end is principally attributable to a $15,879,633 or 16.7% increase in NOW and money market account balances, a $1,078,832 or 9.9% increase in savings account balances, and a $37,977,939 or 30.4% increase in time deposits. Time deposits include $14,728,000 in brokered deposits which increased $9,076,000 from December 31, 2004. Time deposits represent 51.7% and 48.5% of total deposits as of December 31, 2005 and 2004, respectively. The rise in reliance on time deposits is the due to the increase in brokered deposits. See Liquidity comments for further comment on wholesale funding sources.

The allowance for loan losses (ALL) rose $1,164,448 for the twelve months ending December 31, 2005. The increase results from $1,240,476 in provision expense and $76,028 in net charge-offs. As of December 31, 2005, the ALL as a percentage of gross loans (reserve ratio) is 1.44% versus 1.25% for the prior year-end.

The increase in the overall reserve ratio is due to: (a) Loan growth concentrated in acquisition, development, and construction (AD&C) loans reserved at a higher level due the nature of the collateral and underwriting risks; (b) a rise in the volume of loans outstanding with more than the normal risk of repayment (internally graded loans); (c) a rise in the degree of potential loss associated with the level of internally graded loans; (d) a rise loans past due 30 days or more and on nonaccrual; and (e) a revision in the methodology used to determine ALL adequacy. The increased reserve requirement for the growth in AD&C loans above the overall level of 2004 is $43,504. Total internally graded loans increased $635,071. Combined with a $2,840,822 rise in loans exhibiting a higher degree of potential loss within this category, an additional $301,987 in reserve was required. The revision in the methodology used to determine ALL adequacy during 2005 reflects revisions to the Bank’s historical loss experience by including credit loss experience for 2004. This change resulted in a required ALL that was $93,170 higher. Had these events not occurred in 2005, the reserve ratio would have been 1.28%.

The following table highlights the ALL by loan category:

ALL by Loan Category (Amount in thousands)	2005 Total	2005%	2004 Total	2004%
Commercial, financial & agricultural	$599	1.31%	$422	1.28%
Real estate-mortgage	2,153	1.46%	1,545	1.07%
Real estate-construction	1,030	1.37%	661	1.55%
Consumer loans	295	2.03%	285	2.03%

Total Allowance for Loan Losses	$4,077	1.44%	$2,913	1.25%

The increase in reserve ratio for the commercial, financial and agricultural loan category from the prior year is due to $1.1 million more internally graded loans partially offset by a lower historical loss experience. Had the loss experience remained unchanged from 2004, the ALL for the commercial, financial, and agricultural category would have been $44,000 higher and the ALL ratio for this category would have been 1.41%.

The rise in reserve ratio for the real estate mortgage category from the prior year is due $2.2 million more internally graded loans, a higher historical loss experience, and a rise in the potential loss associated with internally graded loans. Had the loss experience remained unchanged from 2004, the ALL for the real estate mortgage category would have been $135,000 lower, which would have resulted in a 1.37% reserve ratio for the real estate mortgage category.

The decrease in reserve ratio for the real estate construction category from the prior year is due to $2.7 million less loans internally graded.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 1.17% to 2.69% during the year. The higher delinquency ratio is principally due to $5.8 million more loans delinquent 30 days or more and not on nonaccrual. The rise in delinquent loans was partly attributable to one borrowing relationship totaling $1.4 million that was past due 30 days on December 31, 2005 that was in the process of renewal. Had this relationship renewed before December 31, 2005, the delinquency ratio would have declined to 2.20%.

As of December 31, 2005, the Company continued to have a concentration in AD&C loans. Management has established a maximum limit where total AD&C loans may not exceed 45.0% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2005, AD&C loans represented 36.3% of gross loans and commitments versus 25.0% as of the prior year-end. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

For the twelve months ending December 31, 2005, the Company’s equity capital rose $2,623,636 from the prior period. The change in equity capital over the twelve month period resulted from $3,776,227 in net income, a $396,990 decline in unrealized gains on securities available for sale, and by $755,601 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2005, the Bank’s liquidity ratio was 10.8% versus 10.3% as of the prior year-end. To support liquidity during 2005 and as a cheaper source of funding versus local deposits, management expanded usage of wholesale funding alternatives. In 2005 the Bank’s reliance on brokered deposits rose $9,076,000 or 160.6% from December 31, 2004 to $14,728,000. The Bank also drew $4 million more against its credit line with the Federal Home Loan Bank of Atlanta (FHLB) in order to support the loan growth experienced during 2005. Management anticipates utilizing more wholesale funding in 2006 given projected funding demands from the Bank’s South Henry market and due to the November 2005 opening of a loan production office in Greensboro, Georgia. Management has established a noncore funding (wholesale, brokered, and out-of-territory deposits) limit not to exceed 20% of Bank deposits, excluding noncore funding. As of December 31, 2005, the Bank’s noncore funding measure was 6.2%.

Excluding the FHLB, the Bank has $20.5 million in lines of credit with its correspondent banks to supplement short term liquidity. During the year, the Bank borrowed for 17 days under these commitments with an average borrowing of $1,107,000 and a high of $2,103,000 in May 2005.

The Bank has a $3 million floating rate FHLB advance that matures May 2006. Management believes repayment of this advance will not materially affect Bank liquidity as brokered deposits were obtained late in 2005 in anticipation of the advance’s maturity. However, depending on balance sheet demands at the time of maturity, management may elect to draw additional funds from the FHLB to repay this advance.

Advances are drawn under a $45.8 million line of credit with FHLB. The line of credit with FHLB is secured by a blanket lien on the Bank’s qualified commercial real estate mortgages, 1-4 family residential mortgages, home equity mortgages, and multifamily mortgages outstanding as well as the Bank’s holdings of FHLB stock. During the twelve months ending December 31, 2005, management drew $9 million and repaid $5 million in FHLB advances or net $4 million in added FHLB advances. As of December 31, 2005, the blended rate for new advances drawn during the year is 3.99%. During the twelve months ending December 31, 2005, management utilized the daily revolving credit (DRC) facility as part of its FHLB credit line. During the year, the Bank borrowed for 12 days under the DRC with an average of $2,625,000 and a high of $5 million in May 2005. See Table 8 for a recap of Bank borrowing.

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

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The determination of current and deferred taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the reversals of temporary differences, and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining current and deferred taxes.

Off-Balance Sheet Arrangements

As described further in footnote 13 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, excluding construction and development, are generally for terms less than three years. Unfunded commitments for construction and development are typically for terms less than 18 months. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as origination fees. Origination fees for the years ending December 31, 2005, and 2004 were $1,233,930 and $774,329, respectively.

From time to time the Bank is asked by its creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2005 or 2004. Fees for issuing letters of credit totaled $24,030 and $10,183 for the years ending December 31, 2005 and 2004, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2005 and 2004, respectively.

Contingent Liabilities by Category (Amount in thousands)	2005 Total	% of Total	2004 Total	% of Total
Unfunded commitments secured by 1-4 family RE	$10,109	15.1%	$9,247	25.1%
Unfunded commitments secured by commercial RE	46,506	69.5%	21,117	57.3%
Other unfunded commitments	8,168	12.2%	5,411	14.7%
Financial standby letter of credit	205	0.3%	515	1.4%
Performance standby letters of credit	1,901	2.9%	548	1.5%

Total Contingent Liabilities	$66,889	100%	$36,838	100%

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, as of December 31, 2005.

	Payments Due by Period (amounts in thousands)
Contractual Obligations:	Total	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
Deposits without stated maturity	$152,433	152,433	$—	$—	$—
Certificate of deposits	163,095	106,389	36,090	20,616	—
Federal Home Loan Bank advances	26,000	3,000	—	11,000	12,000
Lease obligations	913	114	219	196	384
Construction contract	503	503	—	—	—

Total	$342,944	$262,439	$36,309	$31,812	$12,384

Results of Operations – Twelve Months Ended December 31, 2005 Compared to 2004

Net interest income for the twelve months ending December 31, 2005 increased $2,837,119 or 24.0% from the year-ago period. The increase in net interest income is attributable to loan growth totaling $49.4 million and asset sensitivity as the prime lending rate rose 200 basis points during 2005.

The December 31, 2005 tax equivalent net interest margin of 4.67% rose 29 basis points from the year-ago period. Margin improvement was attributable to a 21 basis point increase in the net interest component of the net interest margin and an eight basis point rise in the loan fee component of the net interest margin relative to the prior year. The eight basis point rise in the fee component of the margin is due to higher loan volume relative to the prior year and modest improvement in loan pricing in the Bank’s markets. The increase in the interest component of the net interest margin is due to loans and other earning assets repricing higher than the rise in funding costs. The yield on earning assets rose 74 basis points from 2004 to 2005 while the cost of funds as a percentage of earning assets rose only 47 basis points over the same period. Further margin improvement resulted from the Bank’s average loan-to-funding ratio rising from 83.2% to 83.8%.

Total interest income for the twelve months ending December 31, 2005 rose $5,068,592 or 29.3% from the year-ago period. The increase in interest income was attributable to a rise in average earning assets as well as improved yield on earning assets.

Total average earning assets rose $42.3 million or 15.3% in 2005 compared to 2004. Eighty-nine percent or $37.8 million of the increase in average earning assets related to growth in loans. The yield on earning assets as of December 31, 2005 was 7.09% and rose 74 basis points from the year-ago period. This increase results from an 80 basis point rise in loan yield, a 10 basis point increase in investment portfolio yield, and a 187 basis point rise in yield on federal funds sold and interest bearing deposits. The overall rise in yield on earning assets from the year-ago period results from floating rate loans tied to the prime lending rate rising as the prime lending rate rose 200 basis points during the year.

Interest expense for the twelve months ending December 31, 2005 rose $2,231,473 or 40.8% from the year-ago period. The increase in interest expense is due to a rise in average interest bearing liabilities as well as higher costs associated with funding the balance sheet.

Total average interest bearing liabilities grew $39.7 million or 16.6% from the year-ago period. The cost of funds as of December 31, 2005 was 2.76% and rose 47 basis points from the year-ago period. This increase in cost of funds results from a 70 basis point rise in the cost of interest bearing demand deposit accounts, a 22 basis point rise in the cost of funds on savings accounts, a 36 basis point increase in cost of funds on time deposits, and a 19 basis point rise in borrowed money. The overall rise in the cost of funds from the year-ago period results from maturing time deposits repricing at higher rates versus rates when originated in prior years and a rise the cost of funds for nonmaturing deposits as overall interest rates have risen during 2005.

Provision for loan losses for the twelve months ending December 31, 2005 rose $782,919 or 171.1% from the year-ago period. The rise in provision expense versus the prior year-end was due to a 21.2% increase in loans outstanding and higher required reserves resulting from changes to the methodology for determining ALL adequacy. Refer to the discussion on ALL adequacy for further comment.

During 2005, other income, excluding investment securities, other real estate, and fixed asset gains or losses, rose $347,080 or 10.7% from the year-ago period. Income from secondary market financing activity rose $245,734 or 46.2% from the year-ago period due to successful efforts to further penetrate the South Henry market. Network terminal service charges associated with ATM transactions rose $37,788 or 34.2% reflecting increased ATM and debit card usage and an additional ATM deployed during 2005 in McDonough, Georgia and Jackson Lake, Georgia, respectively.

During 2005, investment securities gains includes $170,933 in gains related to the sale of a portion of the Company’s holdings of a correspondent bank that went public in 2005. Gains on other real estate include a $212,200 gain from the sale of one parcel of other real estate in 2005.

During 2005, other noninterest expense increased $2,701,343 or 28.9% from the year-ago period. This increase is attributable to several factors, including: a $1,667,354 or 28.2% increase in salary and benefit expenses resulting from the addition of 24.5 full time equivalent employees due to adding a new retail banking and loan production office, centralizing loan administration and filling key support positions, employee raises, and 8% increase in health insurance costs; $422,277 or 37.8% increase in occupancy and equipment expense related to additional depreciation expense due to opening new retail banking and loan production offices, more than doubling the size of the operations center, and technology improvements; $147,147 or 42.9% increase in business and development costs principally resulting from opening a new retail banking and loan production office; $136,678 or 44.4% higher computer and data processing costs due to converting to a new core computer system; and a $59,597 or17.8% increase in professional fees due to continuing the installation of a new company-wide telephone system and higher line expense.

During 2005, income tax expense declined $88,845 or 5.3% from the year-ago period. The decline from the year-ago period is attributable to 1.6% more net income before income tax offset by a decline in the effective tax rate. As of December 31, 2005, the effective income tax rate was 29.4% versus 31.6% from the year-ago period. The decline in the effective income tax rate results from the benefit of state retaining tax credits which lower the Company’s state tax liability and thus the effective tax rate. See footnote 8 for further comment on income taxes.

McIntosh Bancshares, Inc.

Table 1 - Rate/Volume Variance Analysis

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	7,325,234	236,999	3.24%	6,634,768	90,655	1.37%	11,193,084	119,272	1.07%

Taxable investments	44,010,533	1,665,170	3.78%	39,725,166	1,416,472	3.57%	37,595,806	1,378,991	3.67%
Non-taxable investments	9,755,858	422,487	6.56%	10,228,166	446,692	6.62%	10,489,330	484,887	7.00%

Total investments	53,766,391	2,087,657	4.29%	49,953,332	1,863,164	4.19%	48,085,136	1,863,878	4.40%
Taxable loans	256,110,243	19,951,790	7.79%	217,531,528	15,236,061	7.00%	181,929,025	13,770,448	7.57%
Non-taxable loans	1,621,262	75,385	7.05%	2,363,617	93,359	5.98%	865,125	37,618	6.59%

Total loans	257,731,505	20,027,175	7.79%	219,895,145	15,329,420	6.99%	182,794,150	13,808,066	7.56%

Total interest earning assets	318,823,130	22,351,831	7.09%	276,483,245	17,283,239	6.35%	242,072,370	15,791,216	6.63%
Allowance for loan losses	(3,587,598)			(3,270,810)			(3,095,306)
Other assets	24,679,979			20,222,875			17,480,859

Total assets	$339,915,511			$293,435,310			$256,457,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	101,721,257	1,598,644	1.57%	87,189,138	755,198	0.87%	76,275,400	669,654	0.88%
Savings	11,534,505	71,934	0.62%	10,931,817	43,410	0.40%	10,099,516	42,381	0.42%
Time	137,115,731	5,082,975	3.71%	121,300,254	4,061,548	3.35%	110,687,462	4,102,850	3.71%
Federal funds purchased	136,540	4,497	3.29%	452,568	6,482	1.43%	3,915	55	1.40%
FHLB advances	28,484,931	948,442	3.33%	19,377,049	608,381	3.14%	10,202,740	395,042	3.87%
Long-term debt	—	—	—	—	—	—	—	—	—
Convertible sub debentures	—	—	—	—	—	—	—	—	—

Total interest bearing liabilities	278,992,964	7,706,492	2.76%	239,250,826	5,475,019	2.29%	207,269,033	5,209,982	2.51%
Non-interest bearing demand deposits	28,619,738			24,675,149			22,153,666
Other liabilities	2,171,946			1,774,178			1,837,286
Stockholders’ equity	30,130,863			27,735,157			25,197,938

Total liabilities and stockholders’ equity	$339,915,511			$293,435,310			$256,457,923

Net interest income		$14,645,339			$11,808,220			$10,581,234

Net interest spread (TE)			4.33%			4.06%			4.12%
Net interest margin (TE)			4.67%			4.38%			4.51%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

All weighted average rates are calculated on a tax equivalent (TE) basis. Loan fees of $1,928,126, $1,423,248, and $1,444,268 are included in the yields for 2005, 2004, and 2003, respectively.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2005 over 2004 and 2004 over 2003.

	2005 over 2004 Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	22,339	124,005	146,344

Taxable investments	162,140	86,558	248,698
Non-taxable investments	(20,454)	(3,751)	(24,205)

Taxable loans	3,005,403	1,710,326	4,715,729
Non-taxable loans	(34,519)	16,545	(17,974)

Total Interest Income	$3,134,909	$1,933,683	$5,068,592

Interest paid on:
Deposits:
Demand	228,386	615,060	843,446
Savings	3,759	24,765	28,524
Time	586,291	435,136	1,021,427
Federal funds purchased	(10,409)	8,424	(1,985)
FHLB advances	303,259	36,802	340,061

Total Interest Expense	$1,111,286	$1,120,187	$2,231,473

Net Interest Income	$2,023,623	$813,496	$2,837,119

Note : Rate/volumde variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2004 over 2003 Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	(62,283)	33,666	(28,617)

Taxable investments	75,926	(38,445)	37,481
Non-taxable investments	(11,406)	(26,789)	(38,195)

Taxable loans	2,493,624	(1,028,011)	1,465,613
Non-taxable loans	59,188	(3,447)	55,741

Total Interest Income	$2,555,050	$(1,063,027)	$1,492,023

Interest paid on:
Deposits:
Demand	94,531	(8,987)	85,544
Savings	3,305	(2,276)	1,029
Time	355,353	(396,655)	(41,302)
Federal funds purchased	6,426	1	6,427
FHLB advances	288,046	(74,707)	213,339

Total Interest Expense	$747,660	$(482,623)	$265,037

Net Interest Income	$1,807,389	$(580,403)	$1,226,986

Note : Rate/volumde variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2005, 2004, and 2003. Amounts in thousands.

Securities Available For Sale	2005 Total Market Value	2004 Total Market Value	2003 Total Market Value
US Treasuries and Agencies	$29,205	$22,104	$22,775
Corporate debt securities	1,000	999	1,506
SCM’s	10,069	9,349	9,497
Mortgage backed securities	12,853	13,771	14,820
CMO’s	0	0	0
Equities	628	249	249

Subtotal	53,755	46,472	48,847

Securities Held To Maturity	2005 Total Book Value	2004 Total Book Value	2003 Total Book Value
US Treasuries and Agencies	0	2,000	0
Corporate debt securities	0	0	0
SCM’s	512	800	1,488
Mortgage backed securities	0	0	0
CMO’s	0	0	0
Equities	0	0	0

Subtotal	512	2,800	1,488
Total	$54,267	$49,272	$50,335

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield
Securities held to maturity:
US government agencies	$—	$—	—	—	$—
State and political divisions	100,000	411,980	—	—	511,980	5.76%

Subtotal	100,000	411,980	—	—	511,980

Securities available for sale:
US Treasuries and
US government agencies	7,076,821	21,142,171	985,625	—	29,204,617	3.93%
State and political divisions	944,872	4,777,019	3,040,883	1,306,301	10,069,075	4.06%
Corporate debt securities	—	—	500,000	500,000	1,000,000	6.51%
Mortgage-backed securities	—	3,592,062	7,306,979	1,954,322	12,853,363	4.13%
Equities				628,125	628,125	—

Subtotal	8,021,693	29,511,252	11,833,487	4,388,748	53,755,180

Total	$8,121,693	$29,923,232	$11,833,487	$4,388,748	$54,267,160

Mortgage backed securities are included in the maturties categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

Classifications:	2005 Total	2005%	2004 Total	2004%	2003 Total	2003%	2002 Total	2002%	2001 Total	2001%
Commercial, financial & agricultural	44,242	15.6%	31,134	13.3%	25,459	12.5%	22,854	13.0%	16,512	10.3%
Real estate-mortgage	147,541	52.2%	144,056	61.7%	125,730	61.9%	106,898	60.7%	96,992	60.6%
Real estate-construction	75,246	26.6%	42,527	18.2%	36,855	18.2%	31,533	17.9%	31,850	19.9%
Consumer loans	14,507	5.1%	14,060	6.0%	13,501	6.7%	13,835	7.9%	14,052	8.8%
Tax-exempt	1,450	0.5%	1,806	0.8%	1,448	0.7%	877	0.5%	715	0.4%

	282,986	100.0%	233,583	100.0%	202,993	100.0%	175,997	100.0%	160,121	100.0%

Allowance	(4,077)		(2,913)		(3,178)		(2,840)		(2,478)

Net Loans	$278,909		$230,670		$199,815		$173,157		$157,643

At December 31, 2005, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity
	Over One
	One Year Or Less	To Five Years	Over Five Years	Total
Commercial, financial & agricultural	24,931	17,070	2,241	44,242
Real estate-construction	73,305	1,463	478	75,246

Total	$98,236	$18,533	$2,719	$119,488

As of December 31, 2005, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustible Rate	Fixed Rate	Total
Commercial, financial & agricultural	9,199	10,112	19,311
Real estate-construction	1,480	461	1,941

Total	$10,679	$10,573	$21,252

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans as of December 31, 2005, 2004, 2003, 2002, and 2001. Amounts in thousands.

	2005 Total	2004 Total	2003 Total	2002 Total	2001 Total
Loans on non-accrual	420	1,307	783	729	40
Loans 90 days or more past due	118	116	295	49	104
Other real estate and repossessions	611	202	0	5	0

	$1,149	$1,625	$1,078	$783	$144

Non-performing loans as a % of loans	0.19%	0.61%	0.53%	0.44%	0.09%

Interest that would have been recognized	$38	$117	$51	$15	$10

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

McIntosh Bancshares, Inc.

Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2005 Total	2004 Total	2003 Total	2002 Total	2001 Total
Allowance at beginning of year	$2,913	$3,178	$2,840	$2,478	$2,457
Charge-offs:
Commercial, financial, and agricultural	47	680			78
Real estate - mortgage	84
Real estate-construction
Consumer loans	89	63	115	97	49
Tax Exempt

Total charge-offs	220	743	115	97	127
Recoveries:
Commercial, financial, and agricultural	6	6		1	3
Real estate - mortgage	119
Real estate-construction
Consumer loans	19	14	26	21	14
Tax Exempt

Total recoveries	144	20	26	22	17

Net charge-offs	76	723	89	75	110
Provisions charged to earnings	1,240	458	427	437	131

Allowance at end of year	$4,077	$2,913	$3,178	$2,840	$2,478
Ratio of net charge-offs to avg. loans	0.03%	0.33%	0.05%	0.04%	0.07%
Ratio of allowance to total loans	1.44%	1.25%	1.57%	1.61%	1.55%

The Company has a dedicated loan review function. Sixty-one percent of the portfolio was reviewed in 2005 and placed into loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

McIntosh Bancshares, Inc.

Table 5 Con’t - Allocation of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by category and the percentage of loans in each category to total loans at end of the last 5 years. Amounts in thousands.

Balance at End of Period Applicable to:	2005 Total	2005%	2004 Total	2004%	2003 Total	2003%	2002 Total	2002%	2001 Total	2001%
Commercial, financial & agricultural	599	16.1%	422	14.1%	475	13.3%	480	13.5%	290	10.7%
Real estate-mortgage	2,153	52.2%	1,545	61.7%	1,927	61.9%	1,606	60.7%	1,324	60.6%
Real estate-construction	1,030	26.6%	661	18.2%	546	18.2%	512	17.9%	637	19.9%
Consumer loans	295	5.1%	285	6.0%	230	6.6%	242	7.9%	227	8.8%

Total allowance for loan loss	4,077	100.0%	2,913	100.0%	3,178	100.0%	2,840	100.0%	2,478	100.0%

McIntosh Bancshares, Inc.

Table 6 - Maturities of Deposits $100,000 and greater

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2005		2004		2003
Deposits:
Non-interest bearing demand deposits	28,619,738	—	24,675,149	—	22,153,666	—
Interest bearing demand	101,721,257	1.57%	87,189,138	0.87%	76,275,400	0.88%
Savings	11,534,505	0.62%	10,931,817	0.40%	10,099,516	0.42%
Time	137,115,731	3.71%	121,300,254	3.35%	110,687,462	3.71%

Total	$278,991,231		$244,096,358		$219,216,044

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2005 summerized as follows. Amounts in thousands.

Total
Three months or less	11,335
Over three months through six months	11,614
Over six months through twelve months	34,033
Over twelve months	27,923

$84,905

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company for the years indicated. Amounts in thousands.

	2005	2004	2003
Net income	$3,776	$3,605	$3,449
Average assets	$339,916	$293,435	$256,686
Average equity	$30,131	$27,735	$25,198
Dividends	$756	$672	$504

Return on average assets	1.11%	1.23%	1.34%

Return on average equity	12.53%	13.00%	13.69%

Dividend payout ratio	20.04%	18.65%	14.62%

Average equity to average assets	8.86%	9.45%	9.82%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

The following table sets out certain information regarding the Company’s borrowings.

		2005		2004
Type: Federal Home Loan Bank Advances	Maturity	Amount	Rate	Amount	Rate
Three month LIBOR minus 2 bps	05/12/06	$3,000,000	4.35%	$3,000,000	2.30%
Fixed rate convertible to 3 month LIBOR 09/04/05	09/04/07	—	—	2,000,000	2.88%
Fixed rate convertible to 3 month LIBOR 12/12/05	12/10/08	—	—	3,000,000	2.22%
Fixed Rate	01/25/09	2,000,000	4.05%
Fixed rate convertible to 3 month LIBOR 09/15/07	09/15/09	4,000,000	3.09%	4,000,000	3.09%
Fixed Rate	01/25/10	3,000,000	4.17%
Flipper 5/19/06 one month LIBOR minus 50bps	05/19/10	2,000,000	3.87%
Fixed rate convertible to 3 month LIBOR 09/04/07	09/04/12	5,000,000	3.50%	5,000,000	3.50%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/13	2,000,000	3.44%	2,000,000	3.44%
Fixed rate convertible to 3 month LIBOR 3/17/09	03/17/14	3,000,000	2.91%	3,000,000	2.91%
Fixed rate convertible to 3 month LIBOR 5/19/09	05/19/15	2,000,000	3.77%

Total		$26,000,000		$22,000,000

Maximum borrowing at any given month end - FHLB		$31,000,000		$22,000,000
Average outstanding borrowings for the period		$28,484,931	3.33%	$19,377,049	3.14%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	165,217				165,217
Fixed rate loans	38,033	41,479	31,307	6,950	117,769
Other loans					0
Investment securities	8,122	14,489	15,434	16,222	54,267
Other investments				2,184	2,184
Bank owned life insurance	6,035				6,035
Int bearing deposits in other banks & Fed Funds sold	11,772				11,772

Total interest earning assets	$229,179	$55,968	$46,741	$25,356	$357,244

Interest bearing liabilities:
Fixed maturity deposits	106,389		36,090	20,616	163,095
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	110,903				110,903
Savings accounts	12,025				12,025
Fed funds purchased					0
Other borrowed funds					0
FHLB Advances	3,000	11,000	12,000		26,000

Total interest bearing liabilities	$232,317	$11,000	$48,090	$20,616	$312,023

Interest rate sensitivity gap	$(3,138)	$44,968	$(1,349)	$4,740	$45,221

Cummulative interest rate sensitivity gap	$(3,138)	$41,830	$40,481	$45,221

Cummulative interest rate sensitivity gap to total assets	(0.83)%	11.10%	10.74%	12.00%

Item 7. Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Earnings - December 31, 2005 and 2004

Consolidated Statements of Comprehensive Income - December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2005 and 2004

Consolidated Statements of Cash Flows - December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The principal independent accountant of the Company and of the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

Item 8B. Other Information

None.

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

Item 13. Exhibits.

(a)	The following documents are filed as part of or incorporated by reference in this report:

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.9	Stock Option Agreement with Jason Patrick dated September 18, 2003 (incorporated by reference to Exhibit 6.9 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.10	Stock Option Agreement with Rob Beall dated September 18, 2003 (incorporated by reference to Exhibit 6.10 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003 (incorporated by reference to Exhibit 6.11 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.12	Stock Option Agreement with James P. Doyle dated September 18, 2003 (incorporated by reference to Exhibit 6.12 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.13	Stock Option Agreement with William K. Malone dated September 18, 2003 (incorporated by reference to Exhibit 6.13 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.14	Stock Option Agreement with Thurman Willis dated September 18, 2003 (incorporated by reference to Exhibit 6.14 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004 (incorporated by reference to Exhibit 6.15 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005, File No. 000-49766).

10.16	Stock Option Agreement with Rob Beall dated October 20, 2005.

10.17	Stock Option Agreement with Jason Patrick dated October 20, 2005.

10.18	Stock Option Agreement with Charles Harper dated October 20, 2005.

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements

Item 14. Principal Accountant Fees and Services

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

McINTOSH BANCSHARES, INC.
(Registrant)

Date:	March 28, 2006

BY:	/s/ William K. Malone
WILLIAM K. MALONE
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William K. Malone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2006.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board and CEO

/s/ J. Paul Holmes, Jr. J. Paul Holmes, Jr.	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ George C. Barber George C. Barber	Director

/s/ Thurman L. Willis Thurman L. Willis	Director, President and Chief Operating Officer

/s/ James P. Doyle James P. Doyle	Chief Financial Officer and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.16	Stock Option Agreement with Rob Beall dated October 20, 2005.

10.17	Stock Option Agreement with Jason Patrick dated October 20, 2005.

10.18	Stock Option Agreement with Charles Harper dated October 20, 2005.

21.1	Subsidiaries of the Registrant

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements