Form 10QSB
period 2006-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2006-05-11
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2006, 1,399,262 shares of Common Stock were issued and outstanding with par value of $2.50 per common share.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2006

(Unaudited)

Assets

Cash and due from banks	$9,513,312
Interest bearing deposits with FHLB	354,007
Federal funds sold	6,487,000
Investment securities held to maturity (market value of $418,304)	412,984
Investment securities available for sale	58,696,563
Other investments	2,314,165
Loans	300,686,951
Less: Allowance for loan losses	(4,263,388)

Loans, net	296,423,563

Premises and equipment, net	6,142,647
Accrued interest receivable	3,043,039
Other assets	9,788,706

Total assets	$393,175,986

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$33,800,102
Money market and NOW accounts	109,078,480
Savings	11,635,319
Time deposits of $100,000 or more	91,159,526
Time deposits	85,458,474

Total deposits	331,131,901
Borrowed funds	26,000,000
Accrued interest payable and other liabilities	3,410,988

Total liabilities	360,542,889

Commitments

Stockholders’ equity:
Common stock, par value $2.50; 5,000,000 shares authorized, 1,399,262 shares issued and outstanding	3,498,155
Surplus	8,912,516
Retained earnings	20,473,253
Accumulated other comprehensive loss	(250,827)

Total stockholders’ equity	32,633,097

Total liabilities and stockholders’ equity	$393,175,986

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Interest income:
Loans, including fees	$6,173,318	$4,236,357
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	454,559	335,633
State, county and municipal	109,523	103,184
Other investments	43,993	34,831
Federal funds sold and other short-term investments	109,125	50,425

Total interest income	6,890,518	4,760,430

Interest expense:
Interest-bearing demand and money market	572,720	299,648
Savings	27,729	13,462
Time deposits of $100,000 or more	951,291	548,816
Other time deposits	842,812	539,902
Other	237,711	201,380

Total interest expense	2,632,263	1,603,208

Net interest income	4,258,255	3,157,222
Provision for loan losses	169,673	159,153

Net interest income after provision for loan losses	4,088,582	2,998,069

Other Income:
Service charges	498,837	446,310
Investment securities gains	12,000	4,000
Other real estate owned gains	2,869	1,702
Other income	445,690	326,521

Total other income	959,396	778,533

Other expenses:
Salaries and employee benefits	2,111,602	1,708,211
Occupancy and equipment	390,838	338,883
Other operating	803,262	701,039

Total other expenses	3,305,702	2,748,133

Earnings before income taxes	1,742,276	1,028,469
Income tax expense	577,116	314,344

Net earnings	$1,165,160	$714,125

Basic earnings per common share based on average outstanding shares of 1,399,262	$0.83	$0.51

Diluted net earnings per common share based on average outstanding shares of 1,417,444 in 2006 and 1,414,451 in 2005	$0.82	$0.50

Dividends declared per share of common stock	$0.15	$0.12

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Net Earnings	$1,165,160	$714,125
Other comprehensive income, net of income tax:
Unrealized losses on securities available for sale:
Holding gains (losses) arising during period, net of tax of ($69,252) and ($184,741)	(134,430)	(359,934)

Total other comprehensive income (loss)	(134,430)	(359,934)

Comprehensive income	$1,030,730	$354,191

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$1,165,160	$714,125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	167,673	167,964
Gain on sales and calls of securities	(12,000)	(4,000)
Provision for loan losses	169,673	159,153
Non-cash compensatory options	7,123	—
Provision for deferred income taxes	—	163,664
Gain on sale of other real estate	(2,869)	(1,702)
Change in:
Accrued interest receivable and other assets	(314,384)	(399,380)
Accrued interest payable and other liabilities	(38,176)	(198,427)

Net cash provided by operating activities	1,142,200	601,397

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	5,199,120	17,428,251
Proceeds from maturities and paydowns of securities held to maturity	102,000	2,101,873
Proceeds from sales of other real estate	82,869	40,121
Purchases of securities available for sale	(10,311,003)	(23,096,026)
Purchases of other investments	(130,600)	(350,135)
Net change in loans	(17,806,554)	(9,292,616)
Purchases of premises and equipment	(52,948)	(727,171)

Net cash used by investing activities	(22,917,116)	(13,895,703)

Cash flows from financing activities:
Net change in deposits	15,603,554	11,586,519
Proceeds from other borrowed funds	—	8,500,000
Repayment of other borrowed	—	(3,500,000)
Dividends paid	(209,889)	(167,911)

Net cash provided by financing activities	15,393,665	16,418,608

Net increase in cash and cash equivalents	(6,381,251)	3,124,302
Cash and cash equivalents at beginning of period	22,735,570	13,742,509

Cash and cash equivalents at end of period	$16,354,319	$16,866,811

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(134,430)	$(359,934)
Transfer of loans to other real estate owned	$122,350	$600,000
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$2,519,046	$1,561,813
Income taxes	$195,781	—

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, McIntosh State Bank (the “Bank”) and McIntosh Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company’s accounting policies are fundamental to management’s discussion and analysis of financial condition and results of operations. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Shareholders.

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

(4)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit. The Company has entered into a construction agreement for the renovation of its Jackson banking office totaling $552,486. Through March 31, 2006 the Company has incurred $50,000 in construction costs under this contract.

Item 1. Financial Statements (continued)

(5)	Financial Accounting Standards Board Statement 123 Revised

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (SFAS 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method. SFAS 123(R) addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. SFAS 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.

The Company recorded $7,123 in compensation expense related to the adoption of SFAS 123(R) during the quarter ended March 31, 2006. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $28,492.

At March 31, 2006, there was approximately $84,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

Prior to January 1, 2006, the Company accounted for its share-based payments under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allowed two alternative accounting methods for stock-based compensation: a fair-value based method or an intrinsic-value-based method prescribed by APB 25 and related interpretations. The Company elected to use the intrinsic-value-based method of accounting for stock-based compensation under APB 25, and adopted the disclosure requirements of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Pro forma information regarding net earnings and earnings per share for the three months ended March 31, 2005 is presented below as if the Company had accounted for its stock options under the fair value method of SFAS 123.

Net earnings as reported	$714,125
Deduct: total stock-based compensation expense determined under the fair-value method	9,159

Pro forma net earnings	$704,966

Earnings per share:
Basic – as reported	$0.51
Basic – pro forma	$0.50
Diluted – as reported	$0.50
Diluted – pro forma	$0.50

There were no changes in options outstanding during the quarter ended March 31, 2006.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of March 31, 2006 shows assets grew $16,393,342 or 4.4% and $65,502,741 or 20.0% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), declined $1,538,864 or 2.0% and rose $6,298,053 or 9.1% from year-end and year-ago periods, respectively. The decline in liquid assets from year-end 2005 is due to loan growth experienced during the first three months of 2006.

Gross loans rose $17,700,848 or 6.3% and $58,414,326 or 24.1% from the year-end and year-ago periods, respectively. Loan growth during the first three months of 2006 and over the past 12 months is principally attributable to loans extended via the Company’s new loan production office and from greater loan activity from the Company’s banking offices in the Henry county market. Total deposits rose $15,603,554 or 5% and $61,703,411 or 22.9% from the year-end and year-ago periods, respectively. The increase since year-end 2005 is principally attributable to a $4,294,935 or 14.6% increase in demand deposit balances, a $7,268,878 or 9.3% increase in time deposits less than $100,000, and a $6,254,286 or 7.4% increase in time deposits $100,000 and over. The overall increase in time deposits results from the Company’s focus on a deposit strategy needed to fund loan growth. Management believes that the rise in interest rates has been significant enough to make time deposits a more attractive option relative to other deposit categories, namely money market.

The allowance for loan losses (ALL) increased $186,317 or 4.6% and $1,194,886 or 38.9% from the year-end and year-ago periods, respectively. These changes result from $169,673 and $1,250,996 in provision expense and $16,644 in net recoveries and $56,110 in net charge-offs, respectively. As of March 31, 2006, the ALL as a percentage of gross loans (reserve ratio) is 1.42% versus 1.44% and 1.27% for the year-end and year-ago periods, respectively. The rise in the ALL from the year-ago period principally results from robust loan growth, a higher loan loss experience factor, and more loans identified with a higher risk of potential loss. Since the year-ago period, loans have grown $58.4 million or 24% and as a result necessitated ordinary provision for loan loss expense. Loans exhibiting more than the normal risk of repayment rose $2.4 million versus the same period last year which results in $376,726 more ALL required. In 2006, the Bank’s historical loss history was revised to include credit loss experience for 2005. This change resulted in a required ALL that was $57,735 higher. Had these factors remained unchanged from the year-ago period, the reserve ratio would have been 1.27%.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 0.96% versus 2.69% and 1.29% as of the year-end and year-ago periods, respectively.

The lower delinquency ratio from the year-end period is principally due to $254,000 less nonaccrual loans and $4.5 million less loans delinquent 30 days or more and not on nonaccrual.

As of March 31, 2006, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 45.0% of the Company’s loan portfolio including unfunded commitments. As of March 31, 2006, AD&C loans represented 38.5% of gross loans and commitments versus 36.3% and 27.1% as of the prior year-end and the year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued

strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of March 31, 2006, the Company’s equity capital rose $827,964 or 2.6% and $3,265,320 or 11.1% from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $1,165,160 and $4,227,262 in net income, a decrease of $134,430 and $171,486 in unrealized losses on securities available-for-sale, $7,123 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and by $209,889 and $797,579 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of March 31, 2006, the Bank’s liquidity ratio was 9.1% versus 10.8% and 11.4% as of the year-end and the year-ago periods, respectively. Significant loan demand over the quarter has resulted in lower liquidity. During April 2006, management accepted $9.5 million in brokered time deposits to raise liquidity as the liquidity ratio is below the Bank’s policy minimum of 10.0%. As of March 31, 2006, brokered deposits totaled $13,728,000 and decreased $1 million and increased $8,633,000 from the year-end and year-ago periods, respectively. Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding.

The Bank has $2 million in LIBOR based FHLB advances that may be convertible to a fixed rate in the next 12 months. If the FHLB elects not to convert this advance, management may elect to repay it in full without penalty. Management believes at this time that the FHLB will not convert this advance and management may repay it in full. The Bank also has a $3 million LIBOR based FHLB advance that matures in the next twelve months. Management anticipates repaying these advances with a portion of the brokered deposit proceeds described previously.

FHLB advances are drawn under a $41 million line of credit with FHLB. There has been no advance activity since year-end and management drew $4 million in FHLB advances and repaid $5 million since the year-ago period. New advances were drawn at a blended rate of 3.18%. As of March 31, 2006, the weighted average rate and weighted average maturity of the Bank’s $26 million in outstanding FHLB advances is 3.71% and 60 months, respectively.

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

Results of Operations – Three months ended March 31, 2006

Net interest income for the three months increased $1,101,033 or 34.9% from the year-ago period. The Company’s March 31, 2006 tax equivalent net interest margin of 4.86% rose 46 basis points from the year-ago period.

Total interest income for the three months rose $2,130,088 or 44.8% from the year-ago period. The yield on earning assets as of March 31, 2006 was 7.73% and rose 124 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 138 basis point rise in loan yield, a 34 basis point rise in investment portfolio yield, and a 158 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended March 31, 2006 principally results from the prime lending rate increasing 200 basis points and the consequent impact on floating rate loans.

Interest expense for the three months rose $1,029,055 or 64.2% from the year-ago period. The cost of funds as of March 31, 2006 was 3.31% and rose 85 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 90 basis point rise in the cost of funds on interest bearing deposits and a 53 basis point rise in borrowed money cost. The overall rise in the cost of funds from the year-ago period versus the three months ended March 31, 2006 results from the Bank repricing its nonmaturing and time deposits and borrowed funds higher as interest rates have risen overall.

The provision for loan losses for the three months increased $10,520 or 6.6% from the year-ago period. Refer to comments on ALL adequacy regarding management’s assessment for provision expense.

Other income for the three months increased $180,863 or 23.2% from the year-ago period. The increase in other income is principally due to an $88,460 or 75% increase in fee income related to originating and selling residential mortgages into the secondary market, $25,500 or 7.4% increase in overdraft fee income, $15,776 or 41% increase in ATM service charges, and an $8,000 increase in gains on called investment securities. The rise in secondary market fee income from the year-ago period is predominately due to a new hire in and further penetration of the Henry county market.

Other noninterest expense for the three months increased $557,569 or 20.3% from the year-ago period. This increase is predominately attributable to expenses associated with the staffing and occupancy expenses of the Bank’s newest banking office in McDonough, Georgia and a loan production office at Lake Oconee, Georgia and staffing for consolidating loan administration. Salaries and personnel expense has increased $403,391 or 23.6% as full-time equivalent employees for the Company have risen from 108 to 126.5. Occupancy expense increased $51,955 or 15.3% due to the added expenses of the new offices.

Income tax expense for the three months rose $262,772 or 83.6% from the year-ago period. The increase from the year-ago period is principally attributable to 69.4% more net income before income tax and a rise in the effective tax rate from 30.6% to 33.1%. The rise in the effective tax rate is due to a higher projected state income tax obligation and a higher federal income tax obligation due to declining tax free income as a percentage of total income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company and the Bank are subject to various capital requirements administered by the regulatory authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of March 31, 2006, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital amounts and ratios are also presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Capital

Risk-Based Capital Ratios
Tier 1 Capital, Actual	10.1%
Tier 1 Capital minimum requirement	4.0%

Excess	6.1%

Total Capital, Actual	11.3%
Total Capital minimum requirement	8.0%

Excess	3.3%

Leverage Ratio
Tier 1 Capital to adjusted total assets (Leverage Ratio)	8.3%
Minimum leverage requirement	3.0%

Excess	5.3%

Item 3. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 the Company’s disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matter to a Vote of Security Holders

No matter was submitted to a vote of security holders during the first quarter of 2006.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.19	Director Retirement Agreement of D. Keith Fortson dated December 19, 2002.

10.20	Director Retirement Agreement of John L. Carter dated December 19, 2002.

10.21	Director Retirement Agreement of William T. Webb dated December 19, 2002.

31.1	Certifications of the Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.
(Registrant)

Date: May 10, 2006

By:	/s/ William K. Malone
William K. Malone, Chairman and C.E.O.
Chief Executive Officer

Date: May 10, 2006

By:	/s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary, and Treasurer
Chief Financial and Accounting Officer