Form 10QSB
period 2006-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2006-08-11
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 9, 2006, 1,399,262 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2006

(Unaudited)

Assets
Cash and due from banks	$13,106,358
Interest bearing deposits with FHLB	289,481
Federal funds sold	9,552,000
Investment securities held to maturity (market value of $418,304)	316,456
Investment securities available for sale	57,288,194
Other investments	2,179,165
Loans	316,812,902
Less: Allowance for loan losses	(4,559,048)

Loans, net	312,253,854

Premises and equipment, net	6,177,610
Other real estate	1,708,262
Accrued interest receivable	3,240,105
Other assets	9,332,052

Total assets	$415,443,537

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand	$33,112,901
Money market and NOW accounts	109,326,873
Savings	11,444,166
Time deposits of $100,000 or more	115,966,136
Time deposits	87,925,794

Total deposits	357,775,870
Borrowed funds	21,000,000
Accrued interest payable and other liabilities	3,203,351

Total liabilities	381,979,221

Commitments

Stockholders’ equity:
Common stock, par value $2.50; 5,000,000 shares authorized, 1,399,262 shares issued and outstanding	3,498,155
Surplus	8,919,639
Retained earnings	21,501,520
Accumulated other comprehensive loss	(454,998)

Total stockholders’ equity	33,464,316

Total liabilities and stockholders’ equity	$415,443,537

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Interest income:
Loans, including fees	$6,837,408	$4,777,543	$13,010,726	$9,013,900
Interest on investment securities:
U.S. Treasury, U.S. Government agency and Mortgage-backed securities	493,229	393,389	947,788	729,022
State, county and municipal	107,874	104,848	217,397	208,032
Other investments	48,888	40,653	92,881	75,484
Federal funds sold and other short-term investments	54,974	38,799	164,099	89,224

Total interest income	7,542,373	5,355,232	14,432,891	10,115,662

Interest expense:
Interest-bearing demand and money market	633,989	355,166	1,206,709	654,814
Savings	28,975	14,367	56,704	27,829
Time deposits of $100,000 or more	1,136,191	600,042	2,087,482	1,148,858
Other time deposits	936,851	576,823	1,779,663	1,116,725
Other	223,768	242,199	461,479	443,579

Total interest expense	2,959,774	1,788,597	5,592,037	3,391,805

Net interest income	4,582,599	3,566,635	8,840,854	6,723,857
Provision for loan losses	353,673	601,197	523,346	760,350

Net interest income after provision for loan losses	4,228,926	2,965,438	8,317,508	5,963,507

Other Income:
Service charges	540,200	489,558	1,039,037	935,868
Investment securities gains	—	—	12,000	4,000
Increase in cash surrender value of life insurance	65,688	63,909	131,376	127,818
Other real estate owned gains	20,218	214,853	23,087	216,555
Other income	365,532	386,434	745,534	649,046

Total other income	991,638	1,154,754	1,951,034	1,933,287

Other expenses:
Salaries and employee benefits	2,106,453	1,816,462	4,218,055	3,524,673
Occupancy and equipment	432,569	382,792	823,407	721,675
Other operating	810,802	724,845	1,614,064	1,425,884

Total other expenses	3,349,824	2,924,099	6,655,526	5,672,232

Earnings before income taxes	1,870,740	1,196,093	3,613,016	2,224,562
Income tax expense	632,583	377,161	1,209,699	691,505

Net earnings	$1,238,157	$818,932	$2,403,317	$1,533,057

Basic earnings per common share based on average outstanding shares of 1,399,262	$0.88	$0.59	$1.72	$1.10

Diluted earnings per common share based on average outstanding shares of for the three months of 1,420,524 in 2006 and 1,416,944 in 2005 and for the six months of 1,420,159 in 2006 and 1,407,271 in 2005	$0.87	$0.58	$1.69	$1.09

Dividends declared per share of common stock	$0.15	$0.12	$0.30	$0.24

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Net Earnings	$2,403,317	$1,533,057
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of tax of ($174,431) and ($143,398)	(338,602)	(279,391)

Total other comprehensive income (loss)	(338,602)	(279,391)

Comprehensive income	$2,064,715	$1,253,666

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Six Months Ended June, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$2,403,317	$1,533,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	349,683	353,904
Gain on sales and calls of securities	(12,000)	(4,000)
Provision for loan losses	523,346	760,350
Non-cash compensatory options	14,246	—
Provision for deferred income taxes	—	163,664
Gain on sale of other real estate	(23,087)	(216,555)
Loss on sale of fixed assets	2,842	—
Change in:
Accrued interest receivable and other assets	(610,999)	(687,500)
Accrued interest payable and other liabilities	(245,813)	(138,523)

Net cash provided by operating activities	2,401,535	1,764,397

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	11,931,389	23,339,272
Proceeds from maturities and paydowns of securities held to maturity	202,000	2,101,874
Proceeds from redemption of other securities	135,000	315,000
Proceeds from sales of other real estate	240,706	1,018,644
Purchases of securities available for sale	(15,921,508)	(29,903,873)
Purchases of other investments	(130,600)	(845,135)
Net change in loans	(35,175,017)	(22,234,821)
Purchases of premises and equipment	(298,980)	(1,281,182)

Net cash used by investing activities	(39,017,010)	(27,490,221)

Cash flows from financing activities:
Net change in deposits	42,247,523	16,037,130
Proceeds from other borrowed funds	—	9,000,000
Repayment of other borrowed	(5,000,000)	—
Dividends paid	(419,779)	(335,823)

Net cash provided by financing activities	36,827,744	24,701,307

Net change in cash and cash equivalents	212,269	(1,024,517)
Cash and cash equivalents at beginning of period	22,735,570	13,742,509

Cash and cash equivalents at end of period	$22,947,839	$12,717,992

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized loss on investment securities available-for-sale, net of tax	$(338,602)	$(279,391)
Transfer of loans to other real estate owned	$1,306,849	$600,000
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$5,330,790	$3,250,112
Income taxes	$1,012,781	$640,000

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit. The Company has entered into a construction agreement for the renovation of it Jackson banking office totaling $552,486. Through June 30, 2006, the Company has incurred $50,000 in construction cost under this contract

Item 1. Financial Statements (continued)

(5)	Financial Accounting Standards Board Statement 123 Revised

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

The Company recorded $7,123 in compensation expense related to the adoption of SFAS 123(R) during each of quarters ended March 31, 2006 and June 30, 2006. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $28,492.

At June 30, 2006, there was approximately $84,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

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

Pro forma information regarding net earnings and earnings per share for the three months and the six months ended June 30, 2005, is presented below as if the Company had accounted for its stock options under the fair value method of SFAS 123.

	Three Months	Six Months
Net earnings as reported	$818,932	$1,533,057
Deduct: total stock-based compensation expenses determined under the fair-value method	9,159	18,318

Pro forma net earnings	$809,773	$1,514,739

Earnings per share:
Basic – as reported	$0.59	$1.10
Basic - pro forma	$0.58	$1.08
Diluted – as reported	$0.58	$1.09
Diluted – pro forma	$0.57	$1.07

There were no changes in the options outstanding during the six months ended June 30, 2006.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of June 30, 2006, shows assets grew $38,660,893 or 10.3% and $78,528,212 or 23.3% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), rose $3,549,759 or 4.6% and $14,756,419 or 22.4% from year-end and year-ago periods, respectively. Investment securities rose $3,337,490 or 6.2% and $4,526,572 or 8.5% from the year-end and year-ago periods, respectively. The remaining increase in liquid assets in the current period versus the year-ago period results from $5,715,008 and $6,402,000 more cash and investments in Federal funds, respectively. Gross loans rose $33,826,799 or 12% and $61,348,283 or 24% from the year-end and year-ago periods, respectively. The increase in loans outstanding compared to both prior periods is principally due to the lending activity via the Company’s two offices in South Henry County.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Total deposits rose $42,247,523 or 13.4% and $83,896,769 or 30.6% from the year-end and year-ago periods, respectively. The increase since December 31, 2005 is principally attributable to a $9,736,198 or 12.5% increase in time deposits less than $100,000 and a $31,060,896 or 36.6% increase in time deposits $100,000 and over. The overall increase in deposits is predominately due to deposit growth from the Company’s second office in South Henry County and acceptance of $17,852,000 more brokered deposits since year-end.

The allowance for loan losses (ALL) grew $481,977 or 11.8% and $851,188 or 23% from the year-end and year-ago periods, respectively. These changes result from $523,346 and $1,003,472 in provision expense and net charge-offs totaling $41,369 and $152,284, respectively. As of June 30, 2006, the ALL as a percentage of gross loans is 1.44% versus 1.44% and 1.45% for the year-end and year-ago periods, respectively.

As of June 30, 2006, the Bank held $1,708,262 in other real estate compared to $611,231 at December 31. 2005. The increase is due mainly to the foreclosure on ten residential construction loans in Oconee County, GA. The ten loans were all to the same builder and the properties are all in the same sub-division. Work is progressing on each home with no loss anticipated. The following is a rollforward of other real estate activity from December 31, 2005 through June 30, 2006:

Balance as of 12-31-05	$611,231
Additions to base amount	$7,802
Sale of two vacant lots	$(80,000)
Sale of residential property	$(137,620)
Foreclosure on 2 residential construction properties	$122,350
Foreclosure on 10 residential construction properties	$1,184,499

Balance as of June 30, 2006	$1,708,262

During the month of July, 2006, the Bank sold an additional six residential properties which reduced other real estate held by $227,003 to $1,481,259.

As of June 30, 2006, the Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 0.80% versus 2.69% and 0.84% as of the year-end and year-ago periods, respectively. The lower delinquency ratio from the year-end period is principally due to $5,071,000 less loans delinquent 30 days or more and not on nonaccrual.

As of June 30, 2006, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 55.0% of the Company’s loan portfolio including unfunded commitments. As of June 30, 2006, AD&C loans represented 43.2% of gross loans and commitments versus 36.3% and 28.6% for the year-end and year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

As of June 30, 2006, the Company’s equity capital rose $1,659,183 or 5.2% and $3,364,975 or 11.2% from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $2,403,317 and $4,646,487 in net income, a $338,601 and $456,201 more unrealized losses on securities available-for-sale, $14,246 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and by $419,779 and $839,557 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of June 30, 2006, the Bank’s liquidity ratio was 10.8% versus 10.8% and 10.5% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank’s policy minimum of 10.0%. As of June 30, 2006, brokered deposits totaled $32,580,000 and increased $17,852,000 and $27,485,000 from the year-end and year-ago periods, respectively. Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding. Management has established a noncore funding (wholesale, brokered, and out-of-territory deposits) limit not to exceed 20% of Bank deposits, excluding noncore funding. As of June 30, 2006, the Bank’s noncore funding measure was 11.7%.

The Bank has no Federal Home Loan Bank (FHLB) advances that mature or may be convertible to floating rates during the next twelve months. Advances are drawn under a $44 million line of credit with FHLB and totaled $21 million as of June 30, 2006. Since December 31, 2005, management has repaid $5 million in FHLB advances. As of June 30, 2006, the weighted average rate and weighted average maturity of the Bank’s advances are 3.51% and 66 months, respectively.

Results of Operations – Three months ended June 30, 2006 and 2005

Net interest income for the three months ended June 30, 2006, increased $1,015,964 or 28.5% from the year-ago period. The Company’s June 30, 2006, tax equivalent net interest margin of 4.96% rose 28 basis points from the year-ago period.

Total interest income for the three months ended June 30, 2006, rose $2,187,141 or 40.8% from the year-ago period. The yield on earning assets as of June 30, 2006, was 8.11% and rose 115 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 116 basis point rise in loan yield, a 32 basis point increase in investment portfolio yield, and a 183 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended June 30, 2006, principally results from the prime lending rate rising 200 basis points and the consequent impact on maturing and floating rate loans. As of June 30, 2006, 62% of the Bank’s loans floated with the prime lending rate versus 55% in the year ago period.

Interest expense for the three months ended June 30, 2006, rose $1,171,177 or 65.5% from the year-ago period. The cost of funds as of June 30, 2006, was 3.58% and rose 96 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 102 basis point rise in the cost of funds on interest bearing deposits and a 48 basis point increase in borrowed money. The overall rise in the cost of funds from the year-ago period versus the three months ended June 30, 2006, results from the Bank repricing both its nonmaturing and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses for the three months ended June 30, 2006, declined $247,524 or 41.2% from the year-ago period. This decline is predominately due $2.1 million less loans exhibiting more than the normal level of risk of loss during 2006. Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months ended June 30, 2006, declined $163,116 or 14.1% from the year-ago period. This decline is due to $194,635 more in gains on the sale of other real estate realized in the prior period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Other noninterest expense for the three months ended June 30, 2006, increased $425,725 or 14.6% from the year-ago period. This increase is predominately attributable to expenses associated with the November 2005 opening of the Bank’s loan production office at Lake Oconee, Georgia, added salary expenses associated with consolidating loan administration functions, and higher benefit expenses attributable to an 11% increase for health insurance coverage. For the quarter ended June 30, 2006, noninterest expense attributable to the new loan production office totaled $44,687 and full time equivalent employees totaled 133.5 versus 118 from the year-ago period.

Income tax expense for the three months ended June 30, 2006, rose $255,422 or 67.7% from the year-ago period. The increase from the year-ago period is attributable to 56.4% more net income before income tax and a rise in the effective tax rate. For the three months ended June 30, 2006, the effective income tax rate was 33.8% versus 31.5% from the year-ago period. The lower effective income tax rate in the year-ago period is due to a lower state income tax obligation due to retraining tax credits.

Results of Operations – Six months ended June 30, 2006 and 2005

Net interest income for the six months ended June 30, 2006, increased $2,116,997 or 31.5% from the year-ago period. The Company’s June 30, 2006, tax equivalent net interest margin of 4.91% rose 37 basis points from the year-ago period.

Total interest income for the six months ended June 30, 2006, rose $4,317,229 or 42.7% from the year-ago period. The yield on earning assets as of June 30, 2006, was 7.92% and rose 119 basis points from the year-ago period. The rise in the yield on earning assets from the year-ago period resulted from a 127 basis point increase in loan yield, a 33 basis point rise in investment portfolio yield, and a 161 basis point rise in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the six months ended June 30, 2006, principally results from the prime lending rate rising 200 basis points and the consequent impact on maturing and floating rate loans. As of June 30, 2006, 62% of the Bank’s loans floated with the prime lending rate versus 55% in the year ago period.

Interest expense for the six months ended June 30, 2006, rose $2,200,232 or 64.9% from the year-ago period. The cost of funds as of June 30, 2006, was 3.44% and rose 90 basis points from the year-ago period. The increase in cost of funds from the year-ago period resulted from a 97 basis point rise in the cost of funds on interest bearing deposit accounts and a 49 basis point increase on borrowed money. The overall rise in the cost of funds from the year-ago period versus the six months ended June 30, 2006, results from the Bank repricing both its nonmaturing and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses for the six months ended June 30, 2006, declined $237,004 or 31.2% from the year-ago period. This decline is predominately due $2.1 million less loans exhibiting more than the normal level of risk of loss during 2006. Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the six months ended June 30, 2006, increased $17,747 or 0.9% from the year-ago period. Excluding gains on sale of other real estate incurred in both periods, other income increased $211,215 or 12.3%. This increase is principally due to $41,450 more in overdraft fee income and $45,282 more ATM service charge income during the six month period.

Other noninterest expense for the six months ended June 30, 2006, increased $983,294 or 17.3% from the year-ago period. This increase is predominately attributable to expenses associated with the November 2005 opening of the Bank’s loan production office at Lake Oconee, Georgia, added salary expenses associated with consolidating loan administration functions, and higher benefit expenses attributable to an 11% increase for health insurance coverage. For the six months ended June 30, 2006, noninterest expense attributable to the new loan production office totaled $90,755 and full time equivalent employees totaled 133.5 versus 118 from the year-ago period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Income tax expense for the six months ended June 30, 2006, rose $518,194 or 74.9% from the year-ago period. The increase from the year-ago period was attributable to 62.4% more income before income tax and a rise in the effective income tax rate. For the six months ended June 30, 2006, the effective income tax rate was 33.5% versus 31.1% from the year-ago period is due to lower state income tax obligation. The lower state income tax obligation is due to recognition of retraining tax credits.

Capital

The Company and the Bank are subject to various capital requirements administered by the regulatory authorities. Failure to meet minimum capital requirement can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of June 30, 2006, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital amounts and ratios are also presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratio
Tier 1 Capital, Actual	10.1%
Tier 1 Capital minimum requirement	4.0%

Excess	6.1%

Total Capital, Actual	11.4%
Total Capital minimum requirement	8.0%

Excess	3.4%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	8.4%
Minimum leverage required	3.0%

Excess	5.4%

Item 3. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of McIntosh Bancshares, Inc. held May 18, 2006.

(b)	The following two matters were submitted to a vote of security holders:

(1)	Election of Class II Directors (Term to expire in 2009) – Dennis Keith Fortson and Thurman L. Willis, Jr.

A tabulation of votes concerning the above matter is as follows:

Shares voted in person in favor		313,922
Shares voted by proxy in favor		526,901

Total voted for		840,823

Shares voted in person against/withheld		0
Shares voted by proxy against/withheld		77,301

Total voted against/withheld		77,301

Total shares represented	918,124
Total shares outstanding	1,399,262

(2)	Approval of McIntosh Bancshares, Inc. 2006 Stock Compensation Plan

A tabulation of votes concerning the above matter is as follows:

Shares voted in person in favor		242,195
Shares voted by proxy in favor		549,749

Total voted for		791,944

Shares voted in person against/withheld		65,784
Shares voted by proxy against/withheld		16,270

Total voted against/withheld		82,054

Total shares represented	873,998
Total shares outstanding	1,399,262

Both matters vote upon by the security holders were approved.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.19	Director Retirement Agreement of D. Keith Fortson dated December 19, 2002 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-QSB, filed by the Registrant on March 31, 2006, File No. 0-49766).

10.20	Director Retirement Agreement of John L. Carter dated December 19, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-QSB, filed by the Registrant on March 31, 2006, File No. 0-49766).

10.21	Director Retirement Agreement of William T. Webb dated December 19, 2002 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-QSB, filed by the Registrant on March 31, 2006, File No. 0-49766).

31.1	Certifications of the Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

(Registrant)

Date: August 9, 2006

By:	/s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date: August 9, 2006

By:	/s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary, and Treasurer
(Principal Accounting Officer)