Form 10QSB
period 2006-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2006-11-14
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  X       No

Indicate by check mark whether the resgistrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act
          Large accelerated filer [ ]                     Accelerated filer [ ]           Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                    Yes [ ]                                                                                 No [X]

As of November 14, 2006, 1,399,262 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format. (Check one):  Yes __       No X

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (Unaudited) at Spetember 30, 2006	2

		Consolidated Statements of Earnings (Unaudited) for Each of the Three
		and Nine Months ended September 30, 2006 and 2005	3

		Consolidated Statements of Comprehensive Income (Unaudited)
		for Each of the Nine Months ended September 30, 2006 and 2005	4

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Nine
		Months ended September 30, 2006 and 2005	5

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	8
		Condition or Plan of Operations

	Item 3.	Controls and Procedures	14

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

	Signatures		15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2006
(Unaudited)

Assets

Cash and due from banks	$18,647,026
Interest bearing deposits with FHLB	3,366,859
Federal funds sold	11,929,000
Investment securities held to maturity (market value of $320,829)	319,566
Investment securities available for sale	67,825,650
Other investments	2,179,165
Loans	327,273,452
Less: Allowance for loan losses	(4,700,594)
Loans, net	322,572,858
Premises and equipment, net	6,029,841
Other real estate	1,184,499
Accrued interest receivable	3,481,556
Other assets	9,211,273
Total assets	$446,747,293

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$36,271,524
Money market and NOW accounts	120,678,964
Savings	11,853,429
Time deposits of $100,000 or more	117,351,208
Time deposits	100,927,577
Total deposits	387,082,702
Borrowed funds	21,000,000
Accrued interest payable and other liabilities	3,714,913
Total liabilities	411,797,615
Commitments

Stockholders' equity:
Common stock, par value $2.50; 5,000,000 shares authorized,
1,399,262 shares issued and outstanding	3,498,155
Surplus	8,946,045
Retained earnings	22,677,484
Accumulated other comprehensive loss	(172,006)
Total stockholders' equity	34,949,678
Total liabilities and stockholders' equity	$446,747,293

See accompanying notes to financial statements.

Index

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For Each of the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Interest income:
Loans, including fees	$7,424,950	$5,277,245	$20,435,676	$14,291,145
Interest on investment securities:
U.S. Treasury, U.S. Government agency and
Mortgage-backed securities	591,670	388,140	1,539,458	1,117,162
State, county and municipal	108,288	106,343	325,685	314,375
Other investments	38,363	43,998	131,244	119,482
Federal funds sold and other short-term investments	258,461	55,035	422,560	144,259
Total interest income	8,421,732	5,870,761	22,854,623	15,986,423

Interest expense:
Interest-bearing demand and money market	812,106	432,147	2,018,815	1,086,961
Savings	38,958	22,353	95,662	50,182
Time deposits of $100,000 or more	1,480,470	669,565	3,567,952	1,818,423
Other time deposits	1,114,399	635,958	2,894,062	1,752,683
Other	187,654	257,263	649,133	700,842
Total interest expense	3,633,587	2,017,286	9,225,624	5,409,091
Net interest income	4,788,145	3,853,475	13,628,999	10,577,332
Provision for loan losses	140,673	254,277	664,019	1,014,627
Net interest income after provision for loan losses	4,647,472	3,599,198	12,964,980	9,562,705

Other Income:
Service charges	569,207	539,651	1,608,244	1,475,519
Investment securities gains	-	-	12,000	4,000
Increase in cash surrender value of life insurance	65,688	63,909	197,064	191,727
Other real estate owned gains	20,765	1,702	43,852	216,555
Other income	377,052	342,938	1,122,586	993,686
Total other income	1,032,712	948,200	2,983,746	2,881,487

Other expenses:
Salaries and employee benefits	2,368,055	1,933,963	6,600,356	5,458,636
Occupancy and equipment	428,975	409,497	1,252,382	1,131,172
Other operating	840,084	724,754	2,439,902	2,150,638
Total other expenses	3,637,114	3,068,214	10,292,640	8,740,446
Earnings before income taxes	2,043,070	1,479,184	5,656,086	3,703,746
Income tax expense	657,217	472,839	1,866,916	1,164,344
Net earnings	$1,385,853	$1,006,345	$3,789,170	$2,539,402

Basic earnings per common share based on average outstanding
shares of 1,399,262	$0.99	$0.72	$2.71	$1.81
Diluted earnings per common share based on average outstanding shares of 1,408,380 in 2006 and 1,414,264 in 2005 for the three months and
1,407,605 in 2006 and 1,411,102 in 2005 for the nine months	$0.98	$0.71	$2.69	$1.80

Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.39

See accompanying notes to financial statements.

Index

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Net Earnings	$3,789,170	$2,539,402
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of tax
of ($28,647) and ($192,718)	(55,609)	(374,099)
Total other comprehensive income (loss)	(55,609)	(374,099)
Comprehensive income	$3,733,561	$2,165,303

See accompanying notes to financial statements.

Index

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Nine Months Ended September, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$3,789,170	$2,539,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	473,182	546,938
Gain on sales and calls of securities	(12,000)	(4,000)
Provision for loan losses	664,019	1,014,627
Non-cash compensatory options	40,651	-
Provision for deferred income taxes	51,094	163,664
Gain on sale of other real estate	(43,852)	(215,983)
Loss (gain) on sale of fixed assets	2,842	(2,911)
Change in:
Accrued interest receivable and other assets	(924,786)	(1,095,418)
Accrued interest payable and other liabilities	265,749	536,008
Net cash provided by operating activities	4,306,069	3,482,327

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	44,244,838	34,984,667
Proceeds from maturities and paydowns of securities held to maturity	191,304	2,201,873
Proceeds from redemption of other securities	135,000	-
Proceeds from sales of other real estate	824,490	1,018,644
Purchases of securities available for sale	(58,261,888)	(40,782,194)
Purchases of other investments	(130,600)	(530,135)
Net change in loans	(45,677,713)	(38,682,127)
Purchases of premises and equipment	(348,872)	(1,438,837)
Net cash used by investing activities	(59,023,441)	(43,228,109)

Cash flows from financing activities:
Net change in deposits	71,554,355	38,383,131
Proceeds from other borrowed funds	-	9,000,000
Repayment of other borrowed	(5,000,000)	(2,000,000)
Dividends paid	(629,668)	(545,712)
Net cash provided by financing activities	65,924,687	44,837,419
Net change in cash and cash equivalents	11,207,315	5,091,637
Cash and cash equivalents at beginning of period	22,735,570	13,742,509
Cash and cash equivalents at end of period	$33,942,885	$18,834,146

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized loss on investment securities available-for-sale, net of tax	$(55,609)	$(374,099)
Transfer of loans to other real estate owned	$1,349,868	$1,121,557
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$8,842,682	$5,286,267
Income taxes	$2,362,781	$1,205,000

See accompanying notes to financial statements.

Index

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

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit. The Company has entered into a construction agreement for the renovation of its Jackson banking office totaling $552,484. Through September 30, 2006, the Company has incurred $50,000 in construction cost under this contract.

Index

Item 1. Financial Statements (continued)

(5) Financial Accounting Standards Board Statement No.123 Revised

The Company adopted Statement of financial accounting Standards No. 123 (revised 2004), Share Based Payment, (SFAS 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method. SFAS 123(R) addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. SFAS 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees with in the income statement using a fair-value based method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.

The Company recorded $7,123 in compensation expense related to the adoption of SFAS 123(R) during each of the quarters ended March 31, 2006, and June 30, 2006 and an expense of $26,406 for the quarter ended September 30, 2006. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $67,057.

At September 30, 2006, there was approximately $426,775 of unrecognized compensation cost related to the unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

Prior to January 1, 2006, the Company accounted for its share-based payments under Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allowed two alternative accounting methods for stock-based compensation: a fair-value based method or an intrinsic-value-based method prescribed by APB 25 and related interpretations. The Company elected to use the intrinsic-value-based method of accounting for stock-based compensation under APB 25, and adopted the disclosure requirement if SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Pro forma information regarding net earnings and earnings per share for the three months and nine months ended September 30, 2005, is presented below as if the Company had accounted for its stock options under the fair value method of SFAS 123.

	Three	Nine
	Months	Months
Net Earnings as Reported	$1,006,345	$2,539,402
Deduct: total stock-based compensation expenses
determined under the fair-value method	9,159	27,477
Pro forma net earnings	$997,186	$2,511,925

Earnings per share:
Basic - as reported	$0.72	$1.81
Basic - pro forma	$0.71	$1.80
Diluted - as reported	$0.71	$1.80
Diluted - pro forma	$0.71	$1.78

There were 40,000 incentive stock options granted during the quarter ended September 30, 2006.  Options were granted with a $40.00 strike price, vest over 5-6 years, and expire 10 years from the date of grant.  Added benefit costs to be recognized over the vest period of the options totals $375,977.

(6)                 Financial Accounting Standards Board Statement No. 158

On September 29, 2006, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 123(R).  This statement will require companies to recognize their under-funded or over-funded status of defined benefit pension plans as a liability or an asset in their statement of financial position.  The corresponding offset to this asset or liability, net of taxes, will be recognized as a component of accumulated other comprehensive income.  Changes in the funded status of the plan will be recognized as a component of other comprehensive income.  This statement is effective for companies with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  For companies that do not have publicly traded equity securities, the effective date is the fiscal year ending after June 15, 2007.  The Company is evaluating this statement and its effect on its financial statements, including the expected adoption date.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of September 30, 2006 shows assets grew $69,964,649 or 18.6% and $88,109,689 or 24.6% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), rose $25,085,371 or 32.6% and $31,184,923 or 44.0% from year-end and year-ago periods, respectively.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations (continued)

Financial Condition (continued)

The overall rise in liquid assets from the prior periods is principally attributable to higher cash and due from balances and an increase in investment securities. Gross loans rose $44,287,349 or 15.7% and $55,926,203 or 20.6% from the year-end and year-ago periods, respectively. Other real estate owned increased $573,266 or 94% and $662,942 or 127.1% from the year-end and year-ago periods, respectively. The rise in other real estate is due to the June 2006 foreclosure of ten residential construction loans in Oconee County, Georgia.  The ten residential properties are being finished by the Bank.  As of September 30, 2006, the completion by percentage for the properties is as follows: 100% complete - 8 properties; and 90% complete - 2 properties.

The following is recap of other real estate activity from December 31, 2005 forward:

Balance as of December 31, 2005	$611,233

Additions to base amount	$7,802
Sale of 8 vacant lots	($326,600)
Sale of 4 residential properties	($457,609)
Foreclosure on 14 residential construction properties	$1,349,673

Balance as of September 30, 2006	$1,184,499

Total deposits rose $71,554,355 or 22.7% and $90,857,600 or 30.7% from the year-end and year-ago periods, respectively. The increase since December 31, 2005 is principally attributable to a $16,541,657 or 11.7% increase in demand deposit accounts (including money market accounts), $22,737,981 or 29.1% increase in time deposits less than $100,000, and a $32,445,968 or 29.1% increase in time deposits $100,000 and over. The overall increase in deposits from year-end is predominately due to deposit growth from our Butts county market and newest office in Henry county totaling $38,500,000 and $21,407,814 or 145.3% increase in brokered deposits. See comments under Liquidity for further discussion on wholesale funding.

The allowance for loan losses (ALL) grew $623,523 or 15.3% and $781,576 or 19.9% from the year-end and year-ago periods, respectively. These changes result from $664,019 and $889,296 in provision expense and net charge-offs totaling $40,496 and $107,720, respectively. As of September 30, 2006, the ALL as a percentage of gross loans is 1.44% versus 1.44% and 1.44% for the year-end and year-ago periods, respectively.

As of September 30, 2006, the Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 1.69% versus 2.69% and 1.75% as of the year-end and year-ago periods, respectively. The lower delinquency ratio from the year-end period is principally due to $885,000 less nonaccrual loans and $3 million less loans delinquent 30 days or more and not on nonaccrual.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations (continued)

Financial Condition (continued)

As of September 30, 2006 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 55% of the loan portfolio including unfunded commitments. The 45% limit from the year-ago period was raised to accommodate a higher level of residential and commercial construction and development loans and commitments. As of September 30, 2006, AD&C loans represented 44.1% of gross loans and commitments versus 36.3% and 33.7% for the year-end and year-ago periods, respectively. The primary risks of AD&C lending are: (a) Loans are dependent upon continued strength in demand for residential real estate. Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area; (b) Loans are concentrated to a limited number of borrowers; and (c) Loans may be less predictable and more difficult to evaluate and monitor.

Capital

As of September 30, 2006, the Company’s equity capital rose $3,144,545 or 9.9% and $4,148,589 or 13.5% from the year-end and year-ago periods, respectively. The change in equity capital over these periods resulted from $3,789,170 and $5,025,995 in net income, increases of $55,609 and $78,501 in unrealized losses on securities available-for-sale, $40,652 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and by $629,668 and $839,557 in cash dividends paid.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of September 30, 2006, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratio
Tier 1 Capital, Actual	9.3%
Tier 1 Capital minimum requirement	6.0%
Excess	3.3%

Total Capital, Actual	10.6%
Total Capital minimum requirement	10.0%
Excess	0.6%

Leverage Ratio
Tier 1 Capital to adjusted total assets
(Leverage Ratio)	8.0%
Minimum leverage required	5.0%
Excess	3.0%

Index

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations (continued)

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

Liquidity is monitored daily and formally measured on a monthly basis. As of September 30, 2006, the Bank’s liquidity ratio was 14.6% versus 10.8% and 11% as of the year-end and year-ago periods, respectively. The liquidity ratio is above the Bank’s policy minimum of 10.0%.

The Bank continues to diversify its funding sources due to strong loan demand over past 12 months. The cost advantage of wholesale funding versus local deposits continues to exist. As a result, wholesale funding (including brokered deposits) represents 9% of total core deposits versus 6.2% at year-end. Management has established a limit where wholesale funding can not exceed 20% of total core deposits. Brokered deposits as of September 30, 2006 total $36.1 million.

The Bank has $9 million in fixed rate Federal Home Loan Bank (FHLB) advances that may be convertible to a floating rate during the next twelve months. If the FHLB opts to convert these advances, management may elect to repay them in full without penalty. Given current interest rates, management anticipates the FHLB to convert these advances; thus management will likely repay them from other wholesale funding options including other advances from the FHLB or from liquid assets. The Bank also has no advances maturing within the next twelve months.

Advances are drawn under a $47million line of credit with FHLB and totaled $21 million as of September 30, 2006. Management has not drawn any additional FHLB advances since December 31, 2005. As of September 30, 2006, the weighted average rate and weighted average maturity of the Bank’s $21 million in outstanding advances is 3.51% and 63 months, respectively.

Results of Operations - Three months ended September 30, 2006 and 2005

Net interest income for the three months increased $934,670 or 24.3% from the year-ago period. The Company’s September 30, 2006 tax equivalent net interest margin of 4.69% declined 11 basis points from the year-ago period.

Total interest income for the three months rose $2,550,971 or 43.5% from the year-ago period. The yield on earning assets as of September 30, 2006 was 8.23% and rose 98 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 115 basis point rise in loan yield, a 39 basis point increase in investment portfolio yield, and a 166 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended September 30, 2006 principally results from the prime lending rate rising 150 basis points and the consequent impact on maturing and floating rate loans.

Interest expense for the three months rose $1,616,301 or 80.1% from the year-ago period. The cost of funds as of September 30, 2006 was 4.01% and rose 116 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 123 basis point rise in the cost of funds on interest bearing deposits and a 21 basis point increase in borrowed money. The overall rise in the cost of funds from the year-ago period versus the three months ended September 30, 2006 results from the Bank repricing both its nonmaturing deposits and maturing time deposits higher as interest rates have risen overall.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations (continued)

Results of Operations (continued)

Provision for loan losses for the three months declined $113,604 or 44.7% from the year-ago period. This decline is predominately due to slowing loan growth in the period. Loans grew $5.4 million less versus the prior period. Refer to comments on ALL adequacy regarding management’s assessment for needed provision.

Total other income for the three months increased $84,512 or 8.9% from the year-ago period. This increase is principally due to $19,063 in gains on the sale of other real estate and a $34,114 or 9.9% increase in other miscellaneous income resulting from rising earnings credits under the Bank’s official check program and collection of a $19,350 cash shortage.

Total other noninterest expense for the three months increased $568,900 or 18.5% from the year-ago period. This increase is predominately attributable to expenses associated with the opening of the Bank’s loan production office and salary expenses associated with centralizing loan administration functions. As of September 30, 2006, full time equivalent employees totaled 134 versus 121 from the year-ago period.

Income tax expense for the three months rose $184,378 or 39.0% from the year-ago period. The rise from the year-ago period is attributable to 38.1% more net income before income tax and a rise in the effective tax rate. For the three months ended September 30, 2006, the effective income tax rate was 32.2% versus 32.0% from the year-ago period. The increase in effective tax rate on a comparable basis is due to a higher state tax liability.

Results of Operations - Nine months ended September 30, 2006 and 2005

Net interest income for September 30, 2006 increased $3,051,667 or 28.9% from the year-ago period. The Company’s September 30, 2006 tax equivalent net interest margin of 4.83% rose 20 basis points from the year-ago period.

Total interest income for September 30, 2006 rose $6,868,200 or 43.0% from the year-ago period. The yield on earning assets as of September 30, 2006 was 7.98% and rose 113 basis points from the year-ago period. The rise in the yield on earning assets from the year-ago period resulted from a 124 basis point rise in loan yield, a 36 basis point increase in investment portfolio yield, and a 181 basis point rise in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the nine months ended September 30, 2006 principally results from the prime lending rate rising 150 basis points and the consequent impact on maturing and floating rate loans.

Total interest expense rose $3,816,533 or 70.6% from the year-ago period. The cost of funds as of September 30, 2006 was 3.65% and rose 100 basis points from the year-ago period. The increase in cost of funds from the year-ago period resulted from a 107 basis point rise in the cost of funds on interest bearing deposit accounts and a 40 basis point increase on borrowed money. The overall rise in the cost of funds from the year-ago period versus the nine months ended September 30, 2006 results from the Bank repricing both its nonmaturing deposits and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses declined $350,608 or 34.6% from the year-ago period. This decrease is predominately due to improvement in credit quality. Refer to comments on ALL adequacy regarding management’s assessment for needed provision.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations (continued)

Results of Operations (continued)

Total other income increased $102,259 or 3.5% from the year-ago period. This increase is principally due to $172,703 or 79.8% less income from gains on the sale of other real estate offset by $132,725 or 9% more service charge income and $128,900 or 13% more other income. Increased service charge income is due to $69,576 or 5.9% more overdraft fee income and $72,208 or 66.4% more ATM service charge income. Increased other income is due to $64,875 or 192.4% more income from rising earnings credits under the Bank’s official check program and collection of a $19,350 cash shortage, and $27,071 or 159.4% increase in early redemption fees for certificates of deposit.

Total other noninterest expense increased $1,552,194 or 17.8% from the year-ago period. This increase is predominately attributable to expenses associated with the October 2005 opening of the Bank’s loan production office totaling $144,069, more data processing costs totaling $110,920 or 34.6% related to account and transaction growth and additional systems, added salary expenses associated with centralizing loan administration functions, and higher professional expenses totaling $62,375 or 23% related to the increasing burden of remaining a public company. As of September 30, 2006, full time equivalent employees totaled 134 versus 121 from the year-ago period.

Income tax expense rose $702,572 or 60.3% from the year-ago period. The rise from the year-ago period was attributable to 52.7% more income before income tax and a rise in the effective tax rate. For the nine months ended September 30, 2006, the effective income tax rate was 33.0% versus 31.4% from the year-ago period. The increase in effective tax rate on a comparable basis is due to the Company benefiting from $91,778 in state retraining tax credits in 2005. Retraining tax credits lowered the Company’s 2005 state tax liability and thus lowered the effective tax rate.

Index

Item 3. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are effective

PART II. OTHER INFORMATION

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

Index

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: November 14, 2006

By: /s/William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date: November 14, 2006

By:/s/James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)