Form 10KSB
period 2006-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2007-03-29
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The issuer’s gross revenue for its most recent fiscal year was $35,452,719. As of March 28, 2007, 1,404,488 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 28, 2007 was $42,444,405. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $45.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, Locust Grove and McDonough. The Bank has six automated teller machines (ATMs). The Bank also operates a loan production office at Lake Oconee, Greensboro, Georgia. The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Rural Development Authority programs. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has separate offices in the Bank’s Jackson, Monticello and McDonough offices.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2006, the Bank’s loan portfolio totaled $328,876,744.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2006, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $163,148,112 and represents 43%

of gross loans and unfunded loan commitments. The Bank has established a maximum of 55% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

Lending Policy

Standards for extensions of credit are contained in the Bank’s loan policy. Loans are predominately from borrowers within the Bank’s delineated areas of Butts, Jasper, South Henry, Greene and Putnam counties. Loans are granted to individuals or businesses on either an unsecured or secured basis. Limits covering the maximum amount of indirect and direct debt to any one borrower, the maximum amount a loan officer may lend, the maximum amount of funds that may be advanced on certain collateral, and the maximum lending authority of the Bank’s loan committee and individual loan officers are contained in the loan policy. The loan policy is reviewed and approved annually by the Bank’s board of directors.

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review represented a cumulative total of 55% of the portfolio outstanding as of December 31, 2006, and included all commercial credits, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Audit Committee.

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

Asset/Liability Management

The Bank’s interest rate risk and liquidity policy establishes an ALCO which is responsible for measuring, monitoring, and managing exposure to adverse interest rate movements. ALCO is composed of the Bank’s CEO, President, CFO, office Presidents, Chief Credit Officer and two outside directors. The Bank manages exposure to interest rate movements by modeling static gap, economic value of equity (EVE), and earnings at risk.

Bank management attempts to achieve consistent growth in net interest income (NII) while limiting volatility arising from changes in interest rates. Measuring the maturity and repricing characteristics of assets and liabilities or gap is one method Bank management utilizes to manage exposure to interest rates. The projected repricing and prepayment attributes of earning assets and interest bearing liabilities are based on the current interest rate environment and are subject to change as interest rates fluctuate. The Bank has established guidelines for this measure where cumulative gap must be within positive and negative 15% over select time periods. The following table outlines the Bank’s cumulative gap as of December 31, 2006.

	Time Horizons
	6 months	1 year	2 years	5 years	10 years
Cumulative GAP	12.53%	5.37%	6.62%	10.92%	12.63%

Simulation, or earnings at risk, modeling is also utilized by the Bank to manage interest rate risk. The upcoming 12 month time period is simulated to determine a baseline NII forecast and the sensitivity of this forecast to changes in interest rates. The baseline earnings at risk measure incorporates management’s estimate of interest rates over the upcoming 12 months and applies those assumptions to earning assets and interest bearing liabilities. Projected rates and volumes for new and renewed loans and deposits are assumed based on experience and forecasts, but are significantly dependent on market conditions. Management measures the change to baseline NII via rate shocks of 100, 200, and 300 basis points (bps). The Bank has established a maximum of a 20% change in baseline NII as a result of the respective rate shocks. The following table outlines the effect of changes in projected NII over the next 12 months as of December 31, 2006.

	Rate Shock
	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+ 300 bps
Change in NII	-10.90%	-5.56%	-2.15%	3.72%	8.51%	13.75%

Bank management also utilizes EVE to monitor and manage the longer term impact of interest rate movements on the Bank’s capital. EVE attempts to measure the change in cash flows of earning assets and liabilities as rates change. Management measures the change to baseline EVE via rate shocks of 100, 200, and 300 bps. The Bank has established a maximum of a 20% change in baseline EVE as a result of the respective rate shocks. The following table outlines the effect of changes in projected EVE as of December 31, 2006.

	Rate Shock
	-300 bps	-200 bps	-100 bps	+1000 bps	+200 bps	+ 300 bps
Change in EVE	4.07%	3.83%	2.28%	-3.65%	-8.00%	-13.04%

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 10% or greater and a loan to funding ratio of less than 85% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2006, the Bank’s liquidity and loan to funding ratios were 13.2% and 78%, respectively. As a secondary source of liquidity, the Bank has lines of credit with its correspondent banks and the Federal Home Loan Bank totaling $52.8 million. As of December 31, 2006, $21 million was outstanding under these lines.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the National Association of Securities Dealers (NASD). The Department and the NASD may examine the activities of MFS at any time. The Department and the NASD require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2006, MFS is not aware of any matters pending before the Department or the NASD.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The amount available by the Bank to pay the Company in dividends during 2007 and without prior approval of the DBF is $2,532,000. During the year ending December 31, 2006, the Company declared and paid cash dividends totaling $839,557, or 17.1% of net earnings.

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

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2006 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	7.86%	7.79%
Tier 1 Risk-Based	9.90%	9.84%
Total Risk-Based	11.15%	11.09%

Employees

At December 31, 2006, the Company had 143 full time equivalent employees. The Company is not a party to any collective bargaining agreement.

Item 2.	Description of Property

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

1100 and 1125 Keys Ferry Court

McDonough, Georgia 30253

Built in 1995, 7,600 square feet of heated space (leased).

(5)	Operations Center

264 Alabama Boulevard

Jackson, Georgia 30233

Built in 1998, 17,100 square feet of heated space.

(6)	Lake Oconee - Loan Production Office

1028 Founders Row

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

YEAR 2006	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	403 Shares	$36.00	$36.00
Second Quarter	3,657 Shares	$40.00	$36.00
Third Quarter	8,260 Shares	$42.00	$38.00
Fourth Quarter	7,374 Shares	$45.00	$42.00

YEAR 2005	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	2,855 Shares	$32.00	$32.00
Second Quarter	1,445 Shares	$35.00	$32.00
Third Quarter	3,002 Shares	$36.00	$35.00
Fourth Quarter	5,337 Shares	$36.00	$36.00

The Company has begun paying dividends on a quarterly basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by McIntosh State Bank, its wholly-owned subsidiary. The ability of the bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.” The Company paid dividends of $0.54 per share in 2005 and $0.60 per share in 2006, on a split adjusted basis.

As of March 28, 2007, there were 1,404,488 shares of the Company’s common stock issued and outstanding held of record by approximately 633 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998, the Company adopted an incentive stock option plan (1998 Plan) which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 1999, 2000, 2001 and 2005, there are now 60,949 shares of its common stock for which such options may be granted. As of March 28, 2007, all options available under the plan have been granted. During 2006, exercised options resulted in 5,226 common shares issued.

In 2006, the Company adopted a compensation plan (2006 Plan) which authorizes the Company to issue to directors, officers and employees of the Company and its affiliates incentive stock options, nonqualified stock options, and/or restricted stock. The 2006 Plan permits up to 105,000 shares of the Company’s common stock to be issued; however, no more than 25,000 shares can be available for issuance as restricted stock. As March 28, 2007, 41,000 incentive stock options have been granted; however, no options have been exercised.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	101,946	(1)	$30.96	64,000
Equity compensation plans not approved by security holders	None		—	—
Total	101,946		$30.96	64,000

(1)	Split Adjusted

Unregistered Sales of Equity Securities

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations for Years ended December 31, 2006 and December 31, 2005

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

Financial Condition

The financial condition of the Company as of December 31, 2006 shows assets grew $84,730,503 or 22.5% compared to December 31, 2005. The increase is principally attributable to a $45,890,641 or 16.2% increase in gross loans, a $31,580,543 or 58.2% increase in investment securities, a $6,977,592 or 59.2% increase in interest bearing deposits and federal funds sold, and a $1,596,920 or 261.3% increase in other real estate.

The increase from December 31, 2005 to 2006 in gross loans was due to the November 2005 opening of a loan production office at Lake Oconee, Georgia and further business expansion of the banking offices in McDonough and Locust Grove, Georgia, collectively called South Henry. Loans grew $12,537,292 in Lake Oconee and $26,097,064 or 39.8% in the South Henry market during 2006. The increases in investment securities and federal funds sold and interest bearing deposits were a function of significant deposit growth. The increase in other real estate represents the foreclosure of a relationship secured by residential properties located in Oconee County, Georgia.

Total deposits increased $84,002,236 or 26.6% from December 31, 2005 to 2006. The change from the prior year-end is principally attributable to a $7,224,766 or 24.5% increase in demand deposit account balances, a $12,960,620 or 11.7% increase in NOW and money market account balances, and a $64,492,347 or 39.5% increase in time deposits. Time deposits include $40,852,000 in brokered deposits which increased $26,124,000 or 177.4% from December 31, 2005. Brokered deposits include $14,345,534 in reciprocal deposits placed under the Certificate of Deposit Account Registry System (CDARS). These CDAR deposits represent stable local deposits, but are designated and reported as brokered deposits under regulatory requirements. Time deposits represent 57.0% and 51.7% of total deposits as of December 31, 2006 and 2005, respectively. The rise in reliance on time deposits for funding is the due to the increase in brokered deposits. See Liquidity comments for further discussion on wholesale funding sources.

The allowance for loan losses (ALL) rose $584,904 or 14.4% for the twelve months ending December 31, 2006. The increase results from $778,247 in provision expense and $193,343 in net charge-offs. As of December 31, 2006, the ALL as a percentage of gross loans (reserve ratio) is 1.42% versus 1.44% for the prior year-end.

The decline in the overall reserve ratio is due to: (a) a decline in the volume of loans outstanding with more than the normal risk of repayment (internally graded loans); and (b) a revision in the methodology used to determine ALL adequacy. Total internally graded loans declined $1,480,544 which resulted in $135,450 less required reserve. The revision in the methodology used to determine ALL adequacy during 2006 reflects revisions to the Bank’s historical loss experience by including credit loss experience for 2005. This change resulted in a required ALL that was $61,634 higher. Had these events not occurred in 2006, the reserve ratio would have been 1.44%.

The following table highlights the ALL by loan category:

ALL by Loan Category (Amount in thousands)	2006 Total	2006%	2005 Total	2005%
Commercial, financial & agricultural	$671	1.31%	$599	1.31%
Real estate-mortgage	2,192	1.45%	2,153	1.46%
Real estate-construction	1,537	1.37%	1,030	1.37%
Consumer loans	262	1.78%	295	2.03%

Total Allowance for Loan Losses	$4,662	1.42%	$4,077	1.44%

The decrease in reserve ratio for the real estate mortgage category from the prior year is due to higher historical loss experience offset by a decline in internally graded loans. Had the loss experience remained unchanged from 2005, the ALL for the real estate mortgage category would have been $35,000 higher. Internally graded loans for this category declined $252,000. Had these events not occurred, the reserve ratio for the real estate mortgage category would have been 1.46%.

The decrease in reserve ratio for the consumer loan category from the prior year is due to higher historical loss experience and higher level of cash secured loans as a portion of the mix of consumer loans which are reserved at a lower level offset by a decline in the potential loss associated with internally graded loans. Had the loss experience remained unchanged from 2005, the ALL for the consumer loan category would have been $5,000 higher. Had the category mix level remained unchanged from 2005, the ALL for the consumer loan category would have been $6,000 higher. Internally graded loans for this category declined $233,000. Had these events not occurred, the reserve ratio for the consumer loan category would have been 2.03%.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) declined from 2.69% to 1.58% during the year. The lower delinquency ratio is principally due to $2.3 million less loans delinquent 30 days or more past due and not on nonaccrual, partially offset by $182,000 more loans on nonaccrual. The decline in delinquent loans corresponds to $1.9 million in past due loans whose collateral was foreclosed during the year.

On December 13, 2006, federal bank regulatory agencies issued a new Policy Statement, Interagency Policy Statement on the Allowance for Loan and Lease Losses, which outlines how banks should approach determining the adequacy of their ALL. Provisions of this new Policy Statement must be considered along with provisions of Policy Statements on ALL adequacy issued in 1993 and 2001. Management has completed a preliminary review of this new Policy Statement and believes that its implementation will likely result in an overall lower ALL reserve ratio in future years given the risks in the Bank’s loan portfolio absent any material change in credit quality. However, management is undertaking a more comprehensive review of the impact of adopting provisions of this new Policy Statement and is unable at this time to quantify its impact.

As of December 31, 2006, the Company continued to have a concentration in AD&C loans. Management has established a maximum limit where total AD&C loans may not exceed 55.0% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2006, AD&C loans represented 43% of gross loans and commitments versus 36.3% as of the prior year-end. The primary risks of AD&C lending are:

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

Since September 2006, management has noticed a slowdown in AD&C activity and has begun to more closely review select AD&C borrowers in relation to property location and capacity. Management believes AD&C conditions are directly related to the overall housing slowdown and that inventory for housing stock is higher than usual and unlikely to absorb in less than six months. Builders and developers are becoming more cautious and Bank management is re-evaluating the financial capacity of AD&C borrowers to withstand a prolonged downturn. Bank management believes the current effects of the deteriorating sub-prime housing market may also contribute to excess housing stock via forced resale activity and foreclosures. As a result, management believes sub-prime housing conditions will likely dampen housing prices and slow demand for new housing over the next 12 months.

The Bank finances developers and builders constructing homes that could have been purchased by sub-prime borrowers. The Bank, through its mortgage lending activities, has originated and sold mortgages for sub-prime borrowers. However, loans originated for sub-prime borrowers were originated according to the underwriting standards of the Bank’s investors and purchased by the Bank’s investors. Management is not aware of any direct or indirect obligations involving its residential mortgage origination activities associated with sub-prime mortgages. The Bank does not lend to borrowers considered sub-prime; therefore, the Bank does not have such exposure in its loan portfolio.

On December 12, 2006, the federal bank regulatory agencies released guidance on Concentration in Commercial Real Estate Lending. This guidance defines commercial real estate (CRE) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans for owner occupied CRE are generally excluded from the CRE guidance.

The CRE guidance is triggered where either:

(a) Total loans for construction, land development, and other land represent 100% or more of the Bank’s total risked based capital; or

(b) Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the Bank’s total risked based capital.

Banks that are subject to the CRE guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital for years ending December 31, 2006 and 2005.

	2006		2005
	Aggregate Balance	Percent of Total	Aggregate Balance	Percent of Total
Loan Types:
Construction & development	$113,390	63%	$77,145	50%
Land	29,410	17%	27,295	18%

Sub total	142,800	80%	104,440	68%
Multi-family	4,154	2%	3,044	2%
Non-farm non-residential	32,405	18%	45,251	30%

Total	$179,359	100%	$152,735	100%

Percent of Total Risk Based Capital:
Construction, development & land		355%		294%
Construction, development & land, multi-family and non-farm non-residential		446%		430%

Bank management is in the process of developing policies and procedures in order to comply with the recently finalized CRE guidance.

The following is recap of other real estate activity from December 31, 2005 to December 31, 2006:

Balance as of December 31, 2005	$611,231
Additions to base amount	550,349
Sale of 9 vacant lots	(384,954)
Sale of 9 residential properties	(1,171,823)
Foreclosure on 18 residential construction properties	1,943,344
Reclassify 3 residential construction properties	660,004

Balance as of December 31, 2006	$2,208,151

For the twelve months ending December 31, 2006, the Company’s equity capital rose $3,925,731 or 12.3% from the prior period. The change in equity capital over the twelve month period resulted from $4,917,752 in net income, a $204,017 decline in unrealized gains on securities available for sale offset by $549,153 in recognition of unfunded pension liabilities (see footnotes 1 and 9 of the Company’s consolidated financial statements for further discussion), $125,300 due to exercised stock options, $67,372 in noncash compensatory stock option expense under Statement of Financial Accounting Standards No. 123(R), and $839,557 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2006, the Bank’s liquidity ratio was 13.2% versus 10.8% as of the prior year-end. To support liquidity during 2006 and as a cheaper source of funding versus local deposits, management expanded usage of wholesale funding alternatives. In 2006, the Bank’s reliance on brokered deposits rose $26,124,000 or 177.4% from

December 31, 2005 to $40,852,000. The Bank repaid $5 million in Federal Home Loan Bank of Atlanta (FHLB) advances during the past twelve months. Management anticipates continuing to utilize wholesale funding in 2007. Management has established a noncore funding (wholesale, brokered, and out-of-territory deposits) limit not to exceed 20% of Bank deposits, excluding noncore funding. For the years ended December 31, 2006 and 2005, the Bank’s noncore funding measure was 12.6% and 6.2%, respectively.

Excluding the FHLB, the Bank has $24.7 million in lines of credit with its correspondent banks to supplement short term liquidity. During the year, the Bank borrowed for 16 days under these commitments with average borrowing of $2,398,438 and a high of $6,440,000 in May 2006.

The Bank has $9 million in FHLB advances that may convert to 3 month LIBOR in September 2007. Management believes unless rates change materially before September 2007, the FHLB will exercise its right to convert these advances. At that time, management will have the opportunity to repay the advances without penalty or accept 3 month LIBOR for the remainder of the advance term. Depending on balance sheet demands at the time of conversion, management may accept the floating rate, elect to draw additional funds from the FHLB to repay these advances, repay the FHLB in full without further advance, or utilize other wholesale funding alternatives that may be more attractively priced. Management believes that these advance conversions will not materially affect Bank liquidity.

Advances are drawn under a $52.8 million line of credit with FHLB. The line of credit with FHLB is secured by a blanket lien on the Bank’s qualified commercial real estate mortgages, 1-4 family residential mortgages, home equity mortgages, and multifamily mortgages outstanding as well as the Bank’s holdings of FHLB stock. During the twelve months ending December 31, 2006, management repaid $5 million in FHLB advances. During the twelve months ending December 31, 2006, management did not utilize the daily revolving credit (DRC) facility as part of its FHLB credit line. See Table 8 for a recap of Bank borrowing.

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

Off-Balance Sheet Arrangements

As described further in footnote 13 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, excluding construction and development, are generally for terms less than three years. Unfunded commitments for construction and development are typically for terms less than 18 months. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as origination fees. Origination fees for the years ending December 31, 2006, and 2005 were $1,228,701 and $1,233,930, respectively.

From time to time, the Bank is asked by its creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2006 or 2005. Fees for issuing letters of credit totaled $12,503 and $24,030 for the years ending December 31, 2006 and 2005, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2006 and 2005, respectively.

Contingent Liabilities by Category (Amount in thousands)	2006 Total	% of Total	2005 Total	% of Total
Unfunded commitments secured by 1-4 family RE	$14,441	21.4%	$10,109	15.1%
Unfunded commitments secured by commercial RE	43,047	64.0%	46,506	69.5%
Other unfunded commitments	7,698	11.5%	8,168	12.2%
Financial standby letter of credit	462	0.7%	205	0.3%
Performance standby letters of credit	1,621	2.4%	1,901	2.9%

Total Contingent Liabilities	$67,269	100%	$66,889	100%

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, as of December 31, 2006.

	Payments Due by Period (Amount in thousands)
	Total	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
Contractual Obligations:
Deposits without stated maturity	$171,943	$171,943	$—	$—	$—
Certificate of deposits	227,587	161,183	44,151	22,253	—
Federal Home Loan Bank advances	21,000	—	6,000	3,000	12,000
Lease obligations	1,001	113	258	252	378

Total	$421,531	$333,239	$50,409	$25,505	$12,378

Results of Operations – Twelve Months Ended December 31, 2006 Compared to 2005

Net interest income for the twelve months ending December 31, 2006 increased $3,679,883 or 25.1% from the year-ago period. The increase in net interest income is attributable to loan growth totaling $45.9 million and asset sensitivity as the prime lending rate rose 100 basis points during 2006.

The December 31, 2006 tax equivalent net interest margin of 4.72% rose 5 basis points from the year-ago period. Margin improvement was attributable to a 14 basis point increase in the net interest component of the net interest margin and a nine basis point decline in the loan fee component of the net interest margin relative to the prior year. The nine basis point decline in the fee component of the margin is due to the competitive pressures experienced in the South Henry and Lake Oconee markets. The increase in the interest component of the net interest margin is due to loans and other earning assets repricing higher than the rise in funding costs. The yield on earning assets rose 98 basis points from 2005 to 2006 while the cost of funds as a percentage of earning assets rose only 93 basis points over the same period. Further margin improvement could have occurred had the Bank’s average loan-to-funding ratio not fallen from 83.8% to 82.1%.

Total interest income for the twelve months ending December 31, 2006 rose $9,147,020 or 40.9% from the year-ago period. The increase in interest income was attributable to a rise in average earning assets as well as improved yield on earning assets.

Total average earning assets rose $74.6 million or 23.4% in 2006 compared to 2005. Seventy-five percent or $55.9 million of the increase in average earning assets related to growth in loans. The tax equivalent yield on earning assets as of December 31, 2006 was 8.07% and rose 98 basis points from the year-ago period. This increase results from an 111 basis point rise in loan yield, a 50 basis point increase in investment portfolio yield, and a 168 basis point rise in yield on federal funds sold and interest bearing deposits. The overall rise in yield on earning assets from the year-ago period results from floating rate loans tied to the prime lending rate rising as the prime lending rate rose 100 basis points during the year.

Interest expense for the twelve months ending December 31, 2006 rose $5,467,137 or 70.9% from the year-ago period. The increase in interest expense is due to a rise in average interest bearing liabilities as well as higher costs associated with funding the balance sheet.

Total average interest bearing liabilities grew $68.1 million or 24.4% from the year-ago period. The cost of funds as of December 31, 2006 was 3.80% and rose 104 basis points from the year-ago period. This increase in cost of funds results from a 102 basis point rise in the cost of interest bearing demand deposit accounts, a 60 basis point rise in the cost of funds on savings accounts, a 94 basis point increase in cost of funds on time deposits, and a 28 basis point rise in borrowed money. The overall rise in the cost of funds from the year-ago period results from maturing time deposits repricing at higher rates versus rates when originated in prior years and a rise the cost of funds for nonmaturing deposits as overall interest rates have risen during 2006.

Provision for loan losses for the twelve months ending December 31, 2006 declined $462,229 or 37.3% from the year-ago period. The decline in provision expense versus the prior year-end was due to a 16.2% increase in loans outstanding offset by a lower required reserve resulting from changes to the methodology for determining ALL adequacy and fewer internally graded loans versus the prior year. Refer to the discussion on ALL adequacy for further comment.

During 2006, other income, excluding investment securities, other real estate, and fixed asset gains or losses, rose $268,247 or 7.5% from the year-ago period. Income from secondary market financing activity declined $4,016 or 1% from the year-ago period due to rising mortgage loan rates and slowing new and resale home activity. Mortgage originations for purchasing or refinancing residential real estate and sold into the secondary market fell 15 in number and 4% by dollar amount from 2005 to 2006. Overdraft fee income rose $69,767 or 4.2% due to greater overdraft activity. ATM service charge income rose $60,024 or 35.3% due to increased foreign ATM surcharge volume.

During 2006, other noninterest expense increased $2,062,339 or 17.1% from the year-ago period. This increase is attributable to several factors, including: a $1,516,466 or 20% increase in salary and benefit expenses resulting from the addition of 13 full time equivalent employees due to centralizing loan administration and filling key support positions, employee raises, and 13% increase in health insurance costs; $120,912 or 27.2% higher computer and data processing costs due to technology improvements and greater processing volume; and a $102,938 or 27.9% increase in professional fees due to higher fees associated with audit and loan review, technology and strategic planning, and increasing usage of third party construction inspections.

During 2006, income tax expense rose $895,835 or 57% from the year-ago period. The increase from the year-ago period is attributable to 38% more net income before income tax and a rise in the effective tax rate. As of December 31, 2006, the effective income tax rate was 33.4% versus 29.4% from the year-ago period. The rise in the effective income tax rate results from a 2006 tax law change for the State of Georgia which resulted in approximately $76,000 more in state tax liability, fewer State of Georgia retraining tax credits, and lower tax free interest income as a percentage of total income.

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$14,024,172	$689,783	4.92%	$7,325,234	$236,999	3.24%	$6,634,768	$90,655	1.37%
Taxable investments	55,261,514	2,491,875	4.51%	44,010,533	1,665,170	3.78%	39,725,166	1,416,472	3.57%
Non-taxable investments	10,504,769	434,784	6.27%	9,755,858	422,487	6.56%	10,228,166	446,692	6.62%

Total investments	65,766,283	2,926,659	4.79%	53,766,391	2,087,657	4.29%	49,953,332	1,863,164	4.19%
Taxable loans	312,246,281	27,809,041	8.91%	256,110,243	19,951,790	7.79%	217,531,528	15,236,061	7.00%
Non-taxable loans	1,336,525	73,368	8.32%	1,621,262	75,385	7.05%	2,363,617	93,359	5.98%

Total loans	313,582,806	27,882,409	8.90%	257,731,505	20,027,175	7.79%	219,895,145	15,329,420	6.99%

Total interest earning assets	393,373,261	31,498,851	8.07%	318,823,130	22,351,831	7.09%	276,483,245	17,283,239	6.35%
Allowance for loan losses	(4,462,140)			(3,587,598)			(3,270,810)
Other assets	29,970,446			24,679,979			20,222,875

Total assets	$418,881,567			$339,915,511			$293,435,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$113,605,552	$2,941,889	2.59%	$101,721,257	$1,598,644	1.57%	$87,189,138	$755,198	0.87%
Savings	11,448,003	139,380	1.22%	11,534,505	71,934	0.62%	10,931,817	43,410	0.40%
Time	199,110,346	9,260,632	4.65%	137,115,731	5,082,975	3.71%	121,300,254	4,061,548	3.35%

Total Deposits	324,163,901	12,341,901	3.81%	250,371,493	6,753,553	2.70%	219,421,209	4,860,156	2.21%

Federal funds purchased	105,287	6,594	6.26%	136,540	4,497	3.29%	452,568	6,482	1.43%
FHLB advances	22,832,877	825,134	3.61%	28,484,931	948,442	3.33%	19,377,049	608,381	3.14%

Total interest bearing liabilities	347,102,065	13,173,629	3.80%	278,992,964	7,706,492	2.76%	239,250,826	5,475,019	2.29%
Non-interest bearing demand deposits	34,738,891			28,619,738			24,675,149
Other liabilities	3,223,539			2,171,946			1,774,178
Stockholders’ equity	33,817,072			30,130,863			27,735,157

Total liabilities and stockholders’ equity	$418,881,567			$339,915,511			$293,435,310

Net interest income		$18,325,222			$14,645,339			$11,808,220

Net interest spread (TE)			4.27%			4.33%			4.06%
Net interest margin (TE)			4.72%			4.67%			4.38%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

(TE) - Tax Equivalent. Loan fees of $1,995,433, $1,928,126 and $1,423,248 are included in the yields for 2006, 2005 and 2004 respectively.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2006 over 2005 and 2005 over 2004.

	2006 over 2005
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$329,489	$123,295	$452,784
Taxable investments	507,334	319,371	826,705
Non-taxable investments	30,997	(18,700)	12,297
Taxable loans	4,999,545	2,857,706	7,857,251
Non-taxable loans	(15,632)	13,615	(2,017)

Total Interest Income	5,851,734	3,295,286	9,147,020
Interest paid on:
Deposits:
Demand	307,751	1,035,494	1,343,245
Savings	(1,053)	68,499	67,446
Time	2,883,373	1,294,284	4,177,657
Federal funds purchased	(1,957)	4,054	2,097
FHLB advances	(204,254)	80,946	(123,308)

Total Interest Expense	2,983,861	2,483,276	5,467,137

Net Interest Income	$2,867,873	$812,010	$3,679,883

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2005 over 2004
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$22,339	$124,005	$146,344
Taxable investments	162,140	86,558	248,698
Non-taxable investments	(20,454)	(3,751)	(24,205)
Taxable loans	3,005,403	1,710,326	4,715,729
Non-taxable loans	(34,519)	16,545	(17,974)

Total Interest Income	3,134,909	1,933,683	5,068,592
Interest paid on:
Deposits:
Demand	228,386	615,060	843,446
Savings	3,759	24,765	28,524
Time	586,291	435,136	1,021,427
Federal funds purchased	(10,409)	8,424	(1,985)
FHLB advances	303,259	36,802	340,061

Total Interest Expense	1,111,286	1,120,187	2,231,473

Net Interest Income	$2,023,623	$813,496	$2,837,119

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2006, 2005, and 2004. Amounts in thousands.

Securities Available For Sale	2006 Total Market Value	2005 Total Market Value	2004 Total Market Value
US Treasuries and Agencies	$57,877	$29,205	$22,104
Corporate debt securities	500	1,000	999
SCM’s	9,891	10,069	9,349
Mortgage backed securities	16,692	12,853	13,771
Equities	565	628	249

Subtotal	$85,525	$53,755	$46,472

Securities Held To Maturity	2006 Total Book Value	2005 Total Book Value	2004 Total Book Value
US Treasuries and Agencies	$—	$—	$2,000
SCM’s	323	512	800

Subtotal	323	512	2,800
Total	$85,848	$54,267	$49,272

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield
Securities held to maturity:
State and political divisions	$99,087	$224,028	$—	$—	$323,115	5.11%

Subtotal	99,087	224,028	—	—	323,115

Securities available for sale:
Treasuries and US government agencies	23,350,894	23,800,002	10,726,172	—	57,877,068	4.38%
State and political divisions	613,281	4,418,758	2,971,742	1,887,417	9,891,198	4.10%
Corporate debt securities	—	—	500,000	—	500,000	6.60%
Mortgage-backed securities	—	6,721,639	6,397,977	3,572,331	16,691,947	4.33%
Equities	—	—	—	564,375	564,375	—

Subtotal	23,964,175	34,940,399	20,595,891	6,024,123	85,524,588

Total	$24,063,262	$35,164,427	$20,595,891	$6,024,123	$85,847,703

Mortgage backed securities are included in the maturities categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

	2006 Total	2006%	2005 Total	2005%	2004 Total	2004%	2003 Total	2003%	2002 Total	2002%
Classifications:
Commercial, financial & agricultural	$49,914	15.2%	$44,242	15.6%	$31,134	13.3%	$25,459	12.5%	$22,854	13.0%
Real estate-mortgage	150,893	45.9%	147,541	52.2%	144,056	61.7%	125,730	61.9%	106,898	60.7%
Real estate-construction	112,220	34.1%	75,246	26.6%	42,527	18.2%	36,855	18.2%	31,533	17.9%
Consumer loans	14,718	4.5%	14,507	5.1%	14,060	6.0%	13,501	6.7%	13,835	7.9%
Tax-exempt	1,132	0.3%	1,450	0.5%	1,806	0.8%	1,448	0.7%	877	0.5%

	328,877	100.0%	282,986	100.0%	233,583	100.0%	202,993	100.0%	175,997	100.0%

Allowance	(4,662)		(4,077)		(2,913)		(3,178)		(2,840)

Net Loans	$324,215		$278,909		$230,670		$199,815		$173,157

At December 31, 2006, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity
	One Year Or Less	Over One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$23,203	$22,745	$3,966	$49,914
Real estate-construction	111,881	339	—	112,220

Total	$135,084	$23,084	$3,966	$162,134

As of December 31, 2006, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustable Rate	Fixed Rate	Total
Commercial, financial & agricultural	$13,551	$13,160	$26,711
Real estate-construction	339	—	339

Total	$13,890	$13,160	$27,050

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans as of December 31, 2006, 2005, 2004, 2003, and 2002. Amounts in thousands.

	2006 Total	2005 Total	2004 Total	2003 Total	2002 Total
Loans on non-accrual	$602	$420	$1,307	$783	$729
Loans 90 days or more past due	335	118	116	295	49
Other real estate and repossessions	2,217	611	202	—	5

	$3,154	$1,149	$1,625	$1,078	$783
Non-performing loans as a % of loans	0.28%	0.19%	0.61%	0.53%	0.44%
Interest that would have been recognized	$60	$38	$117	$51	$15

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

McIntosh Bancshares, Inc.

Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2006 Total	2005 Total	2004 Total	2003 Total	2002 Total
Allowance at beginning of year	$4,077	$2,913	$3,178	$2,840	$2,478
Charge-offs:
Commercial, financial, and agricultural	10	47	680	—	—
Real estate - mortgage	120	84	—	—	—
Real estate-construction	5	—	—	—	—
Consumer loans	114	89	63	115	97
Tax exempt	—	—	—	—	—

Total charge-offs	249	220	743	115	97
Recoveries:
Commercial, financial, and agricultural	—	6	6	—	1
Real estate - mortgage	23	119	—	—	—
Real estate-construction	—	—	—	—	—
Consumer loans	33	19	14	26	21
Tax exempt	—	—	—	—	—

Total recoveries	56	144	20	26	22

Net charge-offs	193	76	723	89	75
Provisions charged to earnings	778	1,240	458	427	437

Allowance at end of year	$4,662	$4,077	$2,913	$3,178	$2,840

Ratio of net charge-offs to avg. loans	0.06%	0.03%	0.33%	0.05%	0.04%
Ratio of allowance to total loans	1.42%	1.44%	1.25%	1.57%	1.61%

The Company has a dedicated loan review function. Fifty-five percent of the portfolio was reviewed in 2006 and placed into loan grading categories, which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

McIntosh Bancshares, Inc.

Table 5 Con’t - Allocation of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by category and the percentage of loans in each category to total loans at end of the last 5 years. Amounts in thousands.

	2006 Total	2006%	2005 Total	2005%	2004 Total	2004%	2003 Total	2003%	2002 Total	2002%
Balance at End of Period Applicable to:
Commercial, financial & agricultural	$671	15.5%	$599	16.1%	$422	13.3%	$475	13.3%	$480	13.5%
Real estate-mortgage	2,192	45.9%	2,153	52.2%	1,545	61.9%	1,927	61.9%	1,606	60.7%
Real estate-construction	1,537	34.1%	1,030	26.6%	661	18.2%	546	18.2%	512	17.9%
Consumer loans	262	4.5%	295	5.1%	285	6.7%	230	6.6%	242	7.9%

Total allowance for loan loss	$4,662	100.0%	$4,077	100.0%	$2,913	100.0%	$3,178	100.0%	$2,840	100.0%

McIntosh Bancshares, Inc.

Table 6 - Deposits

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2006		2005		2004
Deposits:
Non-interest bearing demand deposits	$34,738,891	—	$28,619,738	—	$24,675,149	—
Interest bearing demand	113,605,552	2.59%	101,721,257	1.57%	87,189,138	0.87%
Savings	11,448,003	1.22%	11,534,505	0.62%	10,931,817	0.40%
Time	199,110,346	4.65%	137,115,731	3.71%	121,300,254	3.35%

Total	$358,902,792		$278,991,231		$244,096,358

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2006 summarized as follows. Amounts in thousands.

Total
Three months or less	$31,145
Over three months through six months	18,583
Over six months through twelve months	27,736
Over twelve months	42,600

$120,064

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company for the years indicated. Amounts in thousands.

	2006	2005	2004
Net income	$4,918	$3,776	$3,605
Average assets	$418,882	$339,916	$293,435
Average equity	$33,817	$30,131	$27,735
Dividends	$840	$756	$672
Return on average assets	1.17%	1.11%	1.23%
Return on average equity	14.54%	12.53%	13.00%
Dividend payout ratio	17.07%	20.04%	18.65%
Average equity to average assets	8.07%	8.86%	9.45%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

The following table sets out certain information regarding the Company’s borrowings.

		2006		2005
Type: Federal Home Loan Bank Advances	Maturity	Amount	Rate	Amount	Rate
Three month LIBOR minus 2 bps	05/12/06	$—	—	$3,000,000	4.35%
Fixed Rate	01/25/09	2,000,000	4.05%	2,000,000	4.05%
Fixed rate convertible to 3 month LIBOR 09/15/07	09/15/09	4,000,000	3.09%	4,000,000	3.09%
Fixed Rate	01/25/10	3,000,000	4.17%	3,000,000	4.17%
Flipper 5/19/06 one month LIBOR minus 50bps	05/19/10	—	—	2,000,000	3.87%
Fixed rate convertible to 3 month LIBOR 09/04/07	09/04/12	5,000,000	3.50%	5,000,000	3.50%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/13	2,000,000	3.44%	2,000,000	3.44%
Fixed rate convertible to 3 month LIBOR 3/17/09	03/17/14	3,000,000	2.91%	3,000,000	2.91%
Fixed rate convertible to 3 month LIBOR 5/19/09	05/19/15	2,000,000	3.77%	2,000,000	3.77%

Total		$21,000,000		$26,000,000

Maximum borrowing at any given month end - FHLB		$26,000,000		$31,000,000
Average outstanding borrowings for the period		$22,832,877	3.61%	$28,484,931	3.33%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing.	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	$195,566	$—	$—	$—	$195,566
Fixed rate loans	73,110	42,258	16,204	1,739	133,311
Investment securities	34,655	28,786	15,689	6,718	85,848
Other investments	—	—	—	2,179	2,179
Bank owned life insurance	6,267	—	—	—	6,267
Int bearing deposits in other banks & Fed Funds sold	18,750	—	—	—	18,750

Total interest earning assets	328,348	71,044	31,893	10,636	441,921
Interest bearing liabilities:
Fixed maturity deposits	161,183	44,151	22,253	—	227,587
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	123,864	—	—	—	123,864
Savings accounts	11,349	—	—	—	11,349
FHLB Advances	9,000	9,000	3,000	—	21,000

Total interest bearing liabilities	$305,396	$53,151	$25,253	$—	$383,800
Interest rate sensitivity gap	$22,952	$17,893	$6,640	$10,636	$58,121
Cummulative interest rate sensitivity gap	$22,952	$40,845	$47,485	$58,121
Cummulative interest rate sensitivity gap to total assets	4.98%	8.87%	10.31%	12.62%

Item 7.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Earnings - December 31, 2006 and 2005

Consolidated Statements of Comprehensive Income - December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2006 and 2005

Consolidated Statements of Cash Flows - December 31, 2006 and 2005

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

Item 8B.	Other Information

None.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Item 12.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Exhibits.

(a)	The following documents are filed as part of or incorporated by reference in this report:

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.9	Stock Option Agreement with Jason Patrick dated September 18, 2003 (incorporated by reference to Exhibit 6.9 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.10	Stock Option Agreement with Rob Beall dated September 18, 2003 (incorporated by reference to Exhibit 6.10 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003 (incorporated by reference to Exhibit 6.11 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.12	Stock Option Agreement with James P. Doyle dated September 18, 2003 (incorporated by reference to Exhibit 6.12 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.13	Stock Option Agreement with William K. Malone dated September 18, 2003 (incorporated by reference to Exhibit 6.13 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.14	Stock Option Agreement with Thurman Willis dated September 18, 2003 (incorporated by reference to Exhibit 6.14 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004 (incorporated by reference to Exhibit 6.15 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005, File No. 000-49766).

10.16	Stock Option Agreement with Rob Beall dated October 20, 2005 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-KSB, Filed with the Commission on March 28, 2006, file No. 000-49776).

10.17	Stock Option Agreement with Jason Patrick dated October 20, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-KSB, Filed with the Commission on March 28, 2006, file No. 000-49776).

10.18	Stock Option Agreement with Charles Harper dated October 20, 2005 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-KSB, Filed with the Commission on March 28, 2006, file No. 000-49776).

10.19	2006 Stock Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A Proxy Statement, filed with the Commission on April 25, 2006, File No. 000-49766).

10.20	Stock Option Agreement with William K. Malone dated July 18, 2006 (2006 Stock Compensation Plan Example)

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements

Item 14.	Principal Accountant Fees and Services

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

Date: March 28, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2007.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board and CEO

/s/ J. Paul Holmes, Jr. J. Paul Holmes, Jr.	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ George C. Barber George C. Barber	Director

/s/ Thurman L. Willis Thurman L. Willis	Director, President and Chief Operating Officer

/s/ James P. Doyle James P. Doyle	Chief Financial Officer and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.20	Stock Option Agreement with William K. Malone dated July 18, 2006 (2006 Stock Compensation Plan Example)

21.1	Subsidiaries of the Registrant

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements