Form 10-Q
period 2007-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2007-05-10
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1922861
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

210 South Oak Street
Jackson, Georgia 30233
(Address of principal executive offices)

(770) 775-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act
          Large accelerated filer [  ]                     Accelerated filer [  ]           Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                    Yes [  ]                                                                                  No [X]

As of May 9, 2007, 2,810,976 shares of common stock were issued and outstanding.

Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006
	March 31,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$7,856,144	$7,728,855
Interest bearing deposits with FHLB	5,055,121	5,265,092
Federal funds sold	16,850,000	13,485,000
Investment securities held to maturity (market value of $324,484 and $322,865)	324,524	323,115
Investment securities available for sale	85,580,809	85,524,588
Other investments	2,255,865	2,179,165
Loans	334,181,967	328,876,744
Less: Allowance for loan losses	(4,747,079)	(4,661,975)
Loans, net	329,434,888	324,214,769
Premises and equipment, net	6,767,068	6,863,126
Other real estate	1,876,139	2,208,151
Accrued interest receivable	3,859,032	3,871,096
Other assets	10,001,047	9,850,190
Total assets	$469,860,637	$461,513,147

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$37,712,143	$36,729,933
Money market and NOW accounts	129,520,348	123,864,284
Savings	12,410,398	11,349,183
Time deposits of $100,000 or more	118,085,183	120,063,903
Time deposits	109,139,539	107,523,280
Total deposits	406,867,611	399,530,583
Borrowed funds	21,001,000	21,000,000
Accrued interest payable and other liabilities	5,217,962	5,251,700
Total liabilities	433,086,573	425,782,283
Commitments

Stockholders' equity:
Common stock, par value $2.50; 10,000,000 shares authorized,
2,810,976 and 2,808,976 shares issued and outstanding	7,027,440	7,022,440
Surplus	5,592,579	5,573,780
Retained earnings	24,544,836	23,596,177
Accumulated other comprehensive loss	(390,791)	(461,533)
Total stockholders' equity	36,774,064	35,730,864
Total liabilities and stockholders' equity	$469,860,637	$461,513,147

See accompanying notes to financial statements.

Index

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Interest income:
Loans, including fees	$7,427,446	$6,173,318
Interest on investment securities:
U.S. Treasury, U.S. Governent agency and mortgage-backed securities	889,551	454,559
State, county and municipal	105,725	109,523
Other investments	38,179	43,993
Federal funds sold and other short-term investments	157,657	109,125
Total interest income	8,618,558	6,890,518

Interest expense:
Interest-bearing demand and money market	900,195	572,720
Savings	43,404	27,729
Time deposits of $100,000 or more	1,525,743	951,291
Other time deposits	1,329,637	842,812
Other	185,645	237,711
Total interest expense	3,984,624	2,632,263
Net interest income	4,633,934	4,258,255
Provision for loan losses	(34,826)	169,673
Net interest income after provision for loan losses	4,668,760	4,088,582

Other Income:
Service charges	528,377	498,837
Investment securities gains	-	12,000
Increase in cash surrender value of life insurance	68,784	65,688
Other real estate owned gains	60,184	2,869
Fixed and repossessed asset losses	(4,772)	-
Other income	368,225	380,002
Total other income	1,020,798	959,396

Other expenses:
Salaries and employee benefits	2,591,670	2,111,602
Occupancy and equipment	424,777	390,838
Other operating	904,115	803,262
Total other expenses	3,920,562	3,305,702
Earnings before income taxes	1,768,996	1,742,276
Income tax expense	591,263	577,116
Net earnings	$1,177,733	$1,165,160

Basic earnings per common share based on average outstanding
shares of 2,810,020 in 2007 and 2,798,524 in 2006	$0.42	$0.42
Diluted net earnings per common share based on average
outstanding shares of 2,865,312 in 2007 and 2,834,888 in 2006	$0.41	$0.41

Dividends declared per share of common stock	$0.09	$0.08

See accompanying notes to financial statements.
(3)

Index

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Net Earnings	$1,177,733	$1,165,160
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $36,443 and ($69,252)	70,742	(134,430)
Total other comprehensive income (loss)	70,742	(134,430)
Comprehensive income	$1,248,475	$1,030,730

See accompanying notes to financial statements.

(4)

Index

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$1,177,733	$1,165,160
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	91,598	167,673
Gain on sales and calls of securities	-	(12,000)
Provision for loan losses	(34,826)	169,673
Non-cash compensatory options	23,734	7,123
Gain on sale of other real estate	(60,184)	(2,869)
Loss on fixed and repossessed asset disposal	4,772	-
Change in:
Accrued interest receivable and other assets	(179,767)	(314,384)
Accrued interest payable and other liabilities	(33,738)	(38,176)
Net cash provided by operating activities	989,322	1,142,200

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	14,382,785	5,199,120
Proceeds from maturities and paydowns of securities held to maturity	-	102,000
Proceeds from sales of other real estate	393,151	82,869
Purchases of securities available for sale	(14,223,165)	(10,311,003)
Purchases of other investments	(76,700)	(130,600)
Additions to other real estate	(955)	-
Net change in loans	(5,185,293)	(17,806,554)
Purchases of premises and equipment	(105,846)	(52,948)
Net cash used by investing activities	(4,816,023)	(22,917,116)

Cash flows from financing activities:
Net change in deposits	7,337,028	15,603,554
Proceeds from exercise of stock options	23,799	-
Proceeds from other borrowed funds	1,000	-
Dividends paid	(252,808)	(209,889)
Net cash provided by financing activities	7,109,019	15,393,665
Net change in cash and cash equivalents	3,282,318	(6,381,251)
Cash and cash equivalents at beginning of period	26,478,947	22,735,570
Cash and cash equivalents at end of period	$29,761,265	$16,354,319

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$70,742	$(134,430)
Transfer of loans to other real estate owned	$-	$122,350
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,830,123	$2,519,046
Income taxes	$130,954	$195,781

See accompanying notes to financial statements.
(5)

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

The Company’s accounting policies are fundamental to management’s discussion and analysis of financial condition and results of operations. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities available for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.

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

(3)	Basic and Diluted Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

Earnings per common share has been computed based on the weighted average number of shares outstanding during the period, which totaled 2,810,020 and 2,798,524 for the periods ended March 31, 2007 and 2006, respectively. The earnings per share calculations for both periods have been adjusted to reflect a 2 for 1 stock split declared by the Company’s board April 19, 2007 and payable June 1, 2007.  The basic and diluted earnings per share for March 31, 2007 and 2006 are as follows:

(6)

	Net Earnings	Common Share	Per Share Amount

For the year ended March 31, 2007
Basic earnings per share	$1,177,733	2,810,020	$0.42
Effect of dilutive securities	-	55,292	(0.01)

Diluted earnings per share	$1,177,733	2,865,312	$0.41

For the year ended March 31, 2006
Basic earnings per share	$1,165,160	2,798,524	$0.42
Effect of dilutive securities	-	36,364	(0.01)

Diluted earnings per share	$1,165,160	2,834,888	$0.41

(4)	Financial Accounting Standards Board Statement 123 Revised

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

The Company recorded $23,734 and $7,123 in compensation expense related to the adoption of SFAS 123(R) during each of the quarters ended March 31, 2007 and March 31, 2006, respectively. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2007 is approximately $94,936.

At March 31, 2007, there was approximately $386,000 of unrecognized compensation cost related to the unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

(5)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit. The Company has entered into a construction agreement for the renovation of a property adjoining its Jackson banking office totaling $825,000. Through March 31, 2007, the Company has incurred $26,113 in construction cost under this contract.

I
Index

Item 1. Financial Statements (continued)

(6)	Recent Accounting Pronouncements

In September 2006 and February 2007, the FASB issued Statements No. 157, Fair Value Measurements and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, respectively. The effect of both of these Statements is to guide and allow for early adoption of fair value accounting. These Statements are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has elected not to early adopt FASB Statements No. 157 or No. 159.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  EITF Issue 06-4 states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF Issue 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

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

Financial Condition

The financial condition of the Company as of March 31, 2007 shows assets grew $8,347,490 or 1.8% and $76,684,651 or 19.5% from year-end and the year-ago periods, respectively. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), increased $3,339,948 or 3.0% and $40,202,732 or 53.3% from year-end and year-ago periods, respectively. The rise in liquid assets from year-end is due to a $3,365,000 increase in federal funds sold during the first three months of 2007.

I
Gross loans rose $5,305,223 or 1.6% and $33,495,016 or 11.1% from the year-end and year-ago periods, respectively. Loan growth during the first three months of 2007 and over the past 12 months is principally attributable to loans extended via the Company’s loan production office and from greater loan activity in the Company’s McDonough banking office. Total deposits rose $7,337,028 or 1.8% and $75,735,710 or 22.9% from the year-end and year-ago periods, respectively. The rise in deposits since year-end is principally attributable to a $5,656,284 or 4.6% increase in money market and interest bearing demand deposit balances.

The allowance for loan losses (ALL) increased $85,104 or 1.8% and $483,691 or 11.3% from the year-end and year-ago periods, respectively. The change in ALL from year-end results from negative provision expense totaling $34,826 and $119,930 in net recoveries. The change in ALL from the year-ago period results from $573,748 in provision expense and $90,057 in net charge-offs. As of March 31, 2007, the ALL as a percentage of gross loans (reserve ratio) is 1.42% which is the same as the year-end and year-ago period percentage. While the reserve ratio was unchanged, loans grew $5.3 million from year-end but a negative provision expense was incurred. This is due to $119,930 in net recoveries for the quarter and to the Company’s adoption during the first quarter of 2007 of a December 13, 2006 Federal Bank Regulatory Agency Policy Statement, Interagency Policy Statement on the Allowance for Loan and Lease Losses.

The new ALL Policy Statement outlines how financial institutions should approach determining the adequacy of their ALL. In order to adhere to the new ALL Policy Statement, management was required to revise its methodology used to determine ALL adequacy. The revisions resulted in (1) $304,660 less ALL allocated to loans identified with a higher risk of potential loss; and (2) $278,867 more ALL for the unallocated category of the ALL. Factors that management considers in determining the level of unallocated ALL include, but are not limited to: changes in lending policies or procedures, including underwriting standards and collection and charge-off practices; changes in national, regional, and local economic and business conditions that affect the loan portfolio’s overall collectability; changes in the mix of the loan portfolio; changes in the experience and depth of lending staff; changes in the volume and severity of past due and nonaccrual loans; changes in the value underlying collateral on collateral-dependent loans; the level any loan concentrations; and the effect of other external factors such as competition and legal and regulatory constraints.

Given the current and potentially worsening residential real estate market in the Bank’s trade area combined with management’s cautionary approach to collateral values and the Bank’s acquisition, development, and construction concentration, management elected to increase the unallocated amount of the ALL as outlined above. The net result of these factors was a negative provision for the first three months of 2007.

Loans

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 1.20% versus 1.58% and 0.96% as of the year-end and year-ago periods, respectively.
The lower delinquency ratio from the year-end period is principally due to $182,000 less nonaccrual loans and $864,000 less loans delinquent 30 days or more and not on nonaccrual.

As of March 31, 2007, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans. Management has established a maximum limit where total AD&C loans may not exceed 60.0% of the Company’s loan portfolio including unfunded commitments. As of March 31, 2007, AD&C loans represented 42.9% of gross loans and commitments versus 43.0% and 38.5% as of the prior year-end and the year-ago periods, respectively.

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

The CRE guidance is triggered where either:

(a)  Total loans for construction, land development, and other land represent 100% or more of a bank’s total risked based capital; or
(b)  Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of a bank’s total risked based capital.

Banks that are subject to the CRE guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$110,924	61%	$113,390	63%
Land	29,485	16%	29,410	17%
Sub total	140,409	77%	142,800	80%
Multi-family	4,946	3%	4,154	2%
Non-farm non-residential	37,698	20%	32,405	18%
Total	$183,053	100%	$179,359	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	525%	344%	525%	355%
Construction, development & land, multi-family and non-farm non-residential	670%	449%	670%	446%

The following is a recap of other real estate activity from December 31, 2006 to March 31, 2007:

Balance as of December 31, 2006	$2,208,151
Additions to base amount	955
Sale of 2 residential properties	(332,967)
Balance as of March 31, 2007	$1,876,139

Capital

As of March 31, 2007, the Company’s equity capital rose $1,043,200 or 2.9% and $4,140,967 or 12.7% from the year-end and year-ago periods, respectively. The change in equity capital from year-end results from $1,177,733 in net income, a decrease of $70,742 in unrealized losses on securities available-for-sale, $23,733 in noncash compensatory stock option expense, $23,800 due to exercised stock options, and by $252,808 in cash dividends paid.

The change in equity capital from the year-ago period results from $4,930,325 in net income, an increase of $139,964 in unrealized losses on securities available-for-sale, $83,982 in noncash compensatory stock option expense, $149,100 due to exercised stock options, and by $882,476 in cash dividends paid.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of March 31, 2007, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	10.0%
Tier 1 Capital minimum requirement	6.0%
Excess	4.0%

Total Capital, Actual	11.3%
Total Capital minimum requirement	10.0%
Excess	1.3%

Leverage Ratio
Leverage Ratio, Actual	8.0%
Minimum leverage required	5.0%
Excess	3.0%

(11)

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

Liquidity is monitored daily and formally measured on a monthly basis. As of March 31, 2007, the Bank’s liquidity ratio was 14.9% versus 13.2% and 9.1% as of the year-end and the year-ago periods, respectively. As of March 31, 2007, brokered deposits totaled $38,971,545 and decreased $1.9 million and increased $25.2 from the year-end and year-ago periods, respectively. Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding.

The Bank has $9 million in FHLB advances that may convert to 3 month LIBOR in September 2007. Management believes unless rates change materially before September 2007, the FHLB will exercise its right to convert these advances. At that time, management will have the option to repay the advances without penalty or accept 3 month LIBOR for the remainder of the advance term. Depending on balance sheet demands at the time of conversion, management may accept the floating rate, elect to draw additional funds from the FHLB to repay these advances, repay the FHLB in full without further advance, or utilize other wholesale funding alternatives that may be more attractively priced. Management believes that these advance conversions will not materially affect Bank liquidity.

FHLB advances are drawn under a $57.4 million line of credit with FHLB. There has been no advance activity since year-end and management repaid $5 million since the year-ago period. As of March 31, 2007, the weighted average rate and weighted average maturity of the Bank’s $21 million in outstanding FHLB advances is 3.51% and 57 months, respectively.

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

(12)

Results of Operations - Three months ended March 31, 2007

Net interest income for the three months increased $375,679 or 8.8% from the year-ago period. The Company’s March 31, 2007 tax equivalent net interest margin of 4.42% declined 44 basis points from the year-ago period.

Total interest income for the three months rose $1,728,040 or 25.1% from the year-ago period. The yield on earning assets as of March 31, 2007 was 8.06% and rose 33 basis points from the year-ago period. The increase in the yield on earning assets from the year-ago period results from a 47 basis point rise in loan yield, a 49 basis point rise in investment portfolio yield, and a 110 basis point increase in yield on federal funds sold and interest bearing deposits. The overall increase in yield on earning assets from the year-ago period versus the three months ended March 31, 2007 principally results from repricing renewing loans and originating new loans at generally higher interest rates.

Interest expense for the three months rose $1,352,361 or 51.4% from the year-ago period. The cost of funds as of March 31, 2007 was 4.21% and rose 90 basis points from the year-ago period. The increase in the cost of funds from the year-ago period results from a 102 basis point rise in the cost of funds on interest bearing deposits and a 7 basis point decline in borrowed money cost. The overall rise in the cost of funds from the year-ago period versus the three months ended March 31, 2007 results from the Bank repricing its nonmaturing and time deposits and borrowed funds at higher interest rates.

The provision for loan losses for the three months declined $204,499 or 120.5% from the year-ago period. Refer to comments on ALL adequacy regarding management’s assessment for provision expense.

Other income for the three months rose $61,402 or 6.4% from the year-ago period. Gains on the sale of other real estate rose $57,315 from the year-ago period.

Other noninterest expense for the three months increased $614,860 or 18.6% from the year-ago period. This increase is predominately attributable to expenses associated with the additional hires of lending staff, and accounting and auditing personnel and staffing for consolidating loan administration. Salaries and personnel expense has increased $480,068 or 22.7% as full-time equivalent employees for the Company have risen from 126.5 to 144. Other operating expense increased $100,853 or 12.6% due $22,943 or 16% more computer fees due to added software expense, $10,385 or 33.8% more postage expense due to higher postal fees and mail volume, and $9,499 or 35.3% more janitorial expense due to added office space.

Income tax expense for the three months rose $14,147 or 2.5% from the year-ago period. The increase from the year-ago period is principally attributable to 1.5% more income before income tax and a slight rise in the effective tax rate from 33.1% to 33.4%.

(13)

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006. The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Form 10-KSB.

Item 4. Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from the risk factors outlined in the Company’s 2006 10-KSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

(14)

Index
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

2.5
Amendment #2 to Articles of Incorporation of McIntosh Bancshares, Inc. dated April 19, 2007 (incorporated by reference to Exhibit 9.01(c) to the Registrant’s Form 8-K, filed by the Registrant on April 24, 2007, File No. 0-49766).

31.1	Certifications of the Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer.

(15)

Index

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date: May 9, 2007

By:/s/William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date: May 9, 2007

By:/s/James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)

(16)