Form 10-Q
period 2007-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2007-08-14
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 14, 2007, 2,810,976 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (Unaudited) at June 30, 2007 and (Audited) December 31, 2006	2

		Consolidated Statements of Earnings (Unaudited) for Each of the Three
		and Six Months ended June 30, 2007 and 2006	3

		Consolidated Statements of Comprehensive Income (Unaudited)
		for Each of the Six Months ended June 30, 2007 and 2006	4

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Six
		Months ended June 30, 2007 and 2006	5

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	9
		Condition and Results of Operation

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
	Item 4.	Controls and Procedures	17

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information	18

	Item 6.	Exhibits	18

	Signatures		19

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

	June 30,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$9,591,930	$7,728,855
Interest bearing deposits with FHLB	262,087	5,265,092
Federal funds sold	6,037,000	13,485,000
Investment securities held to maturity (market value of $325,842 and $322,865)	328,849	323,115
Investment securities available for sale	79,418,001	85,524,588
Other investments	2,255,865	2,179,165
Loans	348,725,401	328,876,744
Less: Allowance for loan losses	(4,944,879)	(4,661,975)
Loans, net	343,780,522	324,214,769
Premises and equipment, net	6,707,061	6,863,126
Other real estate	1,706,748	2,208,151
Accrued interest receivable	4,124,784	3,871,096
Other assets	10,239,528	9,850,190
Total assets	$464,452,375	$461,513,147

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$35,638,067	$36,729,933
Money market and NOW accounts	118,562,052	123,864,284
Savings	11,952,591	11,349,183
Time deposits of $100,000 or more	113,935,765	120,063,903
Time deposits	120,643,082	107,523,280
Total deposits	400,731,557	399,530,583
Borrowed funds	21,562,445	21,000,000
Accrued interest payable and other liabilities	5,033,816	5,251,700
Total liabilities	427,327,818	425,782,283
Commitments

Stockholders' equity:
Common stock, par value $2.50; 10,000,000 shares authorized,
2,810,976 and 2,808,976 shares issued and outstanding	7,027,440	7,022,440
Surplus	5,640,048	5,573,780
Retained earnings	25,401,541	23,596,177
Accumulated other comprehensive loss	(944,472)	(461,533)
Total stockholders' equity	37,124,557	35,730,864
Total liabilities and stockholders' equity	$464,452,375	$461,513,147

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006

Interest income:
Loans, including fees	$7,750,857	$6,837,408	$15,178,303	$13,010,726
Interest on investment securities:
U.S. Treasury, U.S. Governent agency and mortgage-backed securities	892,374	493,229	1,789,738	947,788
State, county and municipal	108,220	107,874	213,945	217,397
Other investments	30,233	48,888	60,599	92,881
Federal funds sold and other short-term investments	123,531	54,974	281,188	164,099
Total interest income	8,905,215	7,542,373	17,523,773	14,432,891

Interest expense:
Interest-bearing demand and money market	897,479	633,989	1,797,674	1,206,709
Savings	44,267	28,975	87,671	56,704
Time deposits of $100,000 or more	1,540,303	1,136,191	3,066,046	2,087,482
Other time deposits	1,425,859	936,851	2,755,496	1,779,663
Other	187,636	223,768	373,281	461,479
Total interest expense	4,095,544	2,959,774	8,080,168	5,592,037
Net interest income	4,809,671	4,582,599	9,443,605	8,840,854
Provision for loan losses	227,500	353,673	192,674	523,346
Net interest income after provision for loan losses	4,582,171	4,228,926	9,250,931	8,317,508

Other Income:
Service charges	566,208	540,200	1,094,585	1,039,037
Investment securities gains	4,200	-	4,200	12,000
Increase in cash surrender value of life insurance	68,784	65,688	137,568	131,376
Other real estate owned gains	3,519	20,218	63,703	23,087
Fixed and repossessed asset gains (losses)	(537)	-	(5,309)	-
Other income	402,582	365,532	770,807	745,534
Total other income	1,044,756	991,638	2,065,554	1,951,034

Other expenses:
Salaries and employee benefits	2,585,385	2,106,453	5,177,055	4,218,055
Occupancy and equipment	455,467	432,569	880,244	823,407
Other operating	880,718	810,802	1,784,833	1,614,064
Total other expenses	3,921,570	3,349,824	7,842,132	6,655,526
Earnings before income taxes	1,705,357	1,870,740	3,474,353	3,613,016
Income tax expense	571,931	632,583	1,163,194	1,209,699
Net earnings	$1,133,426	$1,238,157	$2,311,159	$2,403,317

Basic earnings per common share based on average outstanding
shares of 2,810,903 in 2007 and 2,798,524 in 2006	$0.40	$0.44	$0.82	$0.86
Diluted net earnings per common share based on average outstanding shares for the three months of 2,871,770 in 2007 and 2,841,071 in 2006 and for the
six months of 2,870,369 in 2007 and 2,840,318 in 2006	$0.40	$0.44	$0.81	$0.85

Dividends declared per share of common stock	$0.09	$0.08	$0.18	$0.15

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Net Earnings	$2,311,159	$2,403,317
Other comprehensive loss, net of income tax:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of tax
of ($309,586) and ($174,431)	(600,962)	(338,602)
Change in unfunded pension liability net of tax of $60,801	118,026	-
Total other comprehensive loss	(482,936)	(338,602)
Comprehensive income	$1,828,223	$2,064,715

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$2,311,159	$2,403,317
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	249,477	349,683
Gain on sales and calls of securities	(4,200)	(12,000)
Provision for loan losses	192,674	523,346
Non-cash compensatory options	47,468	14,246
Gain on sale of other real estate	(63,703)	(23,087)
Loss on fixed and repossessed asset disposal	241	2,842
Change in:
Accrued interest receivable and other assets	(394,240)	(610,999)
Accrued interest payable and other liabilities	(39,057)	(245,813)
Net cash provided by operating activities	2,299,819	2,401,535

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	25,573,266	11,931,389
Proceeds from maturities and paydowns of securities held to maturity	-	202,000
Proceeds from redemption of other securities	-	135,000
Proceeds from sales of other real estate	574,960	240,706
Purchases of securities available for sale	(20,213,858)	(15,921,508)
Purchases of other investments	(76,700)	(130,600)
Additions to other real estate	(9,854)	-
Net change in loans	(19,758,427)	(35,175,017)
Purchases of premises and equipment	(258,559)	(298,980)
Net cash used by investing activities	(14,169,172)	(39,017,010)

Cash flows from financing activities:
Net change in deposits	1,200,974	42,247,523
Proceeds from exercise of stock options	23,800	-
Proceeds from new borrowings	562,445	-
Repayment of other borrowed funds	-	(5,000,000)
Dividends paid	(505,796)	(419,779)
Net cash provided by financing activities	1,281,423	36,827,744
Net change in cash and cash equivalents	(10,587,930)	212,269
Cash and cash equivalents at beginning of period	26,478,947	22,735,570
Cash and cash equivalents at end of period	$15,891,017	$22,947,839

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(600,962)	$(338,602)
Change in unfunded pension liability	$118,026	$-
Transfer of loans to other real estate owned	$-	$1,306,849
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,931,371	$5,330,790
Income taxes	$1,416,954	$1,012,781

See accompanying notes to financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, McIntosh State Bank (the “Bank”) and McIntosh Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company’s accounting policies are fundamental to management’s discussion and analysis of financial condition and results of operation.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Shareholders.

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

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operation and financial position for the periods covered herein.  All such adjustments are of a normal, recurring nature.

(2)	Cash and Cash Equivalents

For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold.

Item 1.  Financial Statements (continued)

(3)	Basic and Dilutive Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

Earnings per common share has been computed based on the weighted average number of shares outstanding during the period, which totaled 2,810,903 and 2,798,524 for the periods ended June 30, 2007 and 2006, respectively.  The basic earnings per share calculation for both periods has been adjusted to reflect a 2 for 1 stock split declared by the Company’s board April 19, 2007 and payable June 1, 2007 and the impact of dilutive securities in the form of stock options.  The basic and diluted earnings per share for June 30, 2007 and 2006 are as follows:

	Net Earnings	Common Share	Per Share Amount
For the six months ended June 30, 2007
Basic earnings per share	$2,311,159	2,810,903	$0.82
Effect of dilutive securities	-	59,466	(0.01)

Diluted earnings per share	$2,311,159	2,870,369	$0.81

For the six months ended June 30, 2006
Basic earnings per share	$2,403,317	2,798,524	$0.86
Effect of dilutive securities	-	41,794	(0.01)

Diluted earnings per share	$2,403,317	2,840,318	$0.85

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

The Company recorded $47,468 and $14,246 in compensation expense related to the adoption of SFAS 123(R) during each of the six months ended June 30, 2007, and June 30, 2006, respectively.  The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2007 is approximately $94,936.

At June 30, 2007, there was approximately $362,000 of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of approximately five years.

(5)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.  The Company has entered into a construction agreement for the renovation of a property adjoining its Jackson banking office totaling $816,000.  Through June 30, 2007, the Company has incurred $31,638 in construction cost under this contract.

Item 1.  Financial Statements (continued)

(6)	Recent Accounting Pronouncements

In September 2006 and February 2007, the FASB issued Statements No. 157, Fair Value Measurements and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, respectively.  The effect of both of these Statements is to guide and allow for early adoption of fair value accounting. These Statements are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has elected not to early adopt FASB Statements No. 157 or No. 159.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of June 30, 2007 shows assets grew $2,939,228 or 0.6% and $49,008,838 or 11.8% from year-end and the year-ago periods, respectively.  Earning assets grew $1,373,499 or 0.3% and $50,589,005 or 13.1% from year-end and the year-ago periods, respectively.

Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities) declined $16,688,783 or 14.9% versus year-end.  Investment securities and federal funds sold declined $6,100,853 or 7.1% and $7,448,000 or 55.2% during the period, respectively.  The overall decline in liquid assets since year-end was due to loan demand that led to higher outstanding balances.  Liquid assets rose $15,085,378 or 18.7% versus the year-ago period.  Investment securities rose $22,142,200 or 38.4% offset by declines of $3,514,428 or 26.8% in cash and $3,515,000 or 36.8% in federal funds sold versus the year-ago period.  The overall rise in liquid assets since the year-ago period was due to greater public money deposits which necessitated the purchase of securities to pledge to those deposits.

Gross loans rose $19,848,657 or 6% and $31,912,499 or 10.1% from the year-end and year-ago periods, respectively.  Two thirds of the loan growth experienced since December 31, 2006 was attributable to lending activity in the Company’s two banking offices in South Henry County and its loan production office in Greensboro, Georgia.  These three locations also contributed to 63% of the loan growth over the past 12 months.

Total deposits rose $1,200,974 or 0.3% and $42,955,687 or 12% from the year-end and year-ago periods, respectively.  The increase since December 31, 2006 is principally attributable to a $13,119,802 or 12.2% increase in time deposits less than $100,000 offset by declines in interest bearing transaction deposits and time deposits $100,000 and more of $5,302,232 or 4.3% and $6,128,138 or 5.1%, respectively.  The increase in total deposits from the year-ago period is principally due to a $9,235,179 or 8.5% increase in interest bearing transaction deposits and a $32,717,288 or 37.2% rise in time deposits less than $100,000.  The overall rise in deposits over the past 12 months is principally due to an increase in public deposits.

The allowance for loan losses (ALL) increased $282,904 or 6.1% and $385,831 or 8.5% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $192,674 and $90,230 in net recoveries.  The change in ALL from the year-ago period results from $447,575 in provision expense and $61,744 in net charge-offs.  As of June 30, 2007, the ALL as a percentage of gross loans (reserve ratio) is 1.42% which is the same at year-end.  The reserve ratio in the year-ago period was 1.44%.  The decline in reserve ratio from the year-ago period was due to the Company’s adoption during the first quarter of 2007 of a December 13, 2006 Federal Bank Regulatory Agency Policy Statement, Interagency Policy Statement on the Allowance for Loan and Lease Losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Financial Condition (continued)

The new ALL Policy Statement outlines how financial institutions should approach determining the adequacy of their ALL.  In order to adhere to the new ALL Policy Statement, management was required to revise its methodology used to determine ALL adequacy.  The revisions resulted in (1) $273,432 less ALL allocated to loans identified with a higher risk of potential loss; and (2) $204,078 more ALL for the unallocated category of the ALL.  Factors that management considers in determining the level of unallocated ALL include, but are not limited to:  changes in lending policies or procedures, including underwriting standards and collection and charge-off practices; changes in national, regional, and local economic and business conditions that affect the loan portfolio’s overall collectability; changes in the mix of the loan portfolio; changes in the experience and depth of lending staff; changes in the volume and severity of past due and nonaccrual loans; changes in the value underlying collateral on collateral-dependent loans; the level any loan concentrations; and the effect of other external factors such as competition and legal and regulatory constraints.  Had these adjustments not occurred in 2007, the reserve ratio would have been 1.44%.

Given the current and potentially worsening residential real estate market in the Bank’s trade area combined with management’s cautionary approach to collateral values and the bank’s acquisition, development, and construction concentration, management elected to increase the unallocated amount of the ALL as outlined above.

Loans

As of June 30, 2007, the Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 2.46% versus 1.58% and 0.80% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio from the year-end period is principally due to $4,600,000 more loans delinquent 30 days or more and not on nonaccrual.

As of June 30, 2007 the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 60.0% of the Company’s loan portfolio including unfunded commitments.  As of June 30, 2007, AD&C loans represented 42.8% of gross loans and commitments versus 43% and 43.2% for the year-end and year-ago periods, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Loans (continued)

Banks that are subject to the CRE guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks.  Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$118,772	60%	$113,390	63%
Land	31,183	16%	29,410	17%
Sub total	149,955	76%	142,800	80%
Multi-family	4,899	3%	4,154	2%
Non-farm non-residential	42,164	21%	32,405	18%
Total	$197,018	100%	$179,359	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	525%	357%	525%	355%
Construction, development & land, multi-family and non-farm non-residential	670%	469%	670%	446%

As of June 30, 2007, the Bank held $1,706,748 in other real estate compared to $2,208,151 at December 31, 2006.  The following is recap of other real estate activity from December 31, 2006 forward:

Balance as of December 31, 2006	$2,208,151
Sale of three residential properties	$(501,403)
Balance as of June 30, 2006	$1,706,748

In July 2007, the Bank sold an additional two residential properties which reduced other real estate held by $358,517 to $1,348,231.

Capital

As of June 30, 2007, the Company’s equity capital rose $1,393,693 or 3.9% and $3,660,241 or 10.9% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $2,311,159 in net income, an increase of $485,438 in unrealized losses on securities available-for-sale, $47,468 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), $26,300 due to exercised stock options, and by $505,796 in cash dividends paid.

The change in equity capital from the year-ago period results from $4,825,594 in net income, an increase of $558,165 in unrealized losses on securities available-for-sale, $100,594 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), $217,791 due to exercised stock options, and by $925,573 in cash dividends paid.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Capital (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  As of June 30, 2007, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	9.8%
Tier 1 Capital minimum requirement	6.0%
Excess	3.8%

Total Capital, Actual	11.1%
Total Capital minimum requirement	10.0%
Excess	1.1%

Leverage Ratio
Leverage Ratio, Actual	8.1%
Minimum leverage required	5.0%
Excess	3.1%

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of June 30, 2007, the Bank’s liquidity ratio was 12.4% versus 13.2% and 10.8% as of the year-end and the year-ago periods, respectively.  As of June 30, 2007, brokered deposits totaled $50,407,823 and increased $9.6 million and $17.8 from the year-end and year-ago periods, respectively.  Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Liquidity (continued)

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

FHLB advances are drawn under a $59 million line of credit with FHLB.  There has been no advance activity since the year-end and year-ago periods.  As of June 30, 2007, the weighted average rate and weighted average maturity of the Bank’s $21 million in outstanding FHLB advances is 3.51% and 54 months, respectively.

Beginning in the second quarter of 2007, management began offering a retail repurchase agreement to certain Bank customers.  The agreement allows the Bank to sell its investment securities overnight and repurchase those securities the following business day.  The rate floats and is tied to the ninety day U. S. Treasury bond.  As of June 30, 2007 the Bank has sold and is obligated to repurchase $349,121 in investment securities.

Beginning in the second quarter of 2007, the Bank began participating in a borrowing arrangement with the U. S. Treasury.  The Bank, as an approved U. S. Treasury depository, historically accepts treasury, tax, and loan payments.  Those payments were previously remitted to the U. S. Treasury on a daily basis; however, now those payments, up to an agreed upon maximum, can remain on deposit with the Bank.  This obligation is repaid periodically as the U. S. Treasury requires and bears a variable rate of interest approximating the ninety day U. S. Treasury bond.  As of June 30, 2007 the Bank had $213,232 in note obligations under this program.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation – Three months ended June 30, 2007 and 2006

Net interest income for the three months increased $227,072 or 5% from the year-ago period.  Loan and interest bearing liability growth were $1.6 million and $24.1 million less than was experienced in the year-ago period, respectively.  As a result, interest bearing liabilities represent 88.5% of earning assets versus 89.5% in the year-ago period.  In addition, a change in asset mix also contributed to the increase in net interest income.  Earning assets represent 94.1% of total assets versus 93% in the year-ago period.

The Company’s June 30, 2007 tax equivalent net interest margin of 4.48% decline 48 basis points from the year-ago period.  Eighteen basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.  Interest bearing liabilities have also repriced upward at higher rates and volume versus earning assets as the Bank adjusts it interest rate risk and reduces its asset sensitivity.

Total interest income for the three months rose $1,362,842 or 18.1% from the year-ago period.  The yield on earning assets as of June 30, 2007 was 8.18% and rose 14 basis points from the year-ago period.  The increase in the yield on earning assets from the year-ago period results from a 28 basis point rise in loan yield, a 52 basis point increase in investment portfolio yield, and a 38 basis point increase in yield on federal funds sold and interest bearing deposits.  The overall increase in yield on earning assets from the year-ago period versus the three months ended June 30, 2007 principally results from repricing renewing loans and originating new loans at generally higher interest rates.

Interest expense for the three months rose $1,135,770 or 38.4% from the year-ago period.  The cost of funds as of June 30, 2007 was 4.28% and rose 70 basis points from the year-ago period.  The increase in the cost of funds from the year-ago period results from a 77 basis point rise in the cost of funds on interest bearing deposits and a 21 basis point decline in borrowed money.  The overall rise in the cost of funds from the year-ago period versus the three months ended June 30, 2007 results from the Bank repricing both its nonmaturing and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses for the three months declined $126,173 or 35.7% from the year-ago period.  This decline is predominately due $1.6 million less in loan growth and revisions to the Bank’s ALL adequacy methodology.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months rose $53,118 or 5.4% from the year-ago period.  This increase is due to $16,937 more in overdraft fees and $39,543 more revenue from the sale of non-depository investment products.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense for the three months increased $571,746 or 17.1% from the year-ago period.  This increase is predominately attributable to expenses associated with the additional hires of lending staff, accounting and auditing personnel, and staffing for consolidating loan administration.  Salaries and personnel expense has increased $478,932 or 22.7% as full-time equivalent employees for the Company have risen from 133.5 to 146.5.  Other operating expense increased $69,916 or 8.6% due $18,562 or 13.5% more computer fees due to added software expense, $10,380 or 9.3% more in professional fees principally associated with higher construction inspection fees, $9,711 or 35% more postage expense due to higher postal fees and mail volume, and $11,017 or 39.5% more janitorial expense due to added office space.

Income tax expense for the three months declined $60,652 or 9.6% from the year-ago period.  The decrease from the year-ago period is attributable to 8.8% less net income before income tax and a slight decline in the effective tax rate.  For the three months ended June 30, 2007, the effective income tax rate was 33.5% versus 33.8% from the year-ago period.

Results of Operation – Six months ended June 30, 2007 and 2006

Net interest income for June 30, 2007 rose $602,751 or 6.8% from the year-ago period.  Loan and interest bearing liability growth was $14 million and $31 million less than was experienced in the year-ago period, respectively.  As a result, interest bearing liabilities represent 88.5% of earning assets versus 89.5% in the year-ago period.  In addition, a change in asset mix also contributed to the increase in net interest income.  Earning assets represent 94.1% of total assets versus 93% in the year-ago period.

The Company’s June 30, 2007 tax equivalent net interest margin of 4.45% fell 46 basis points from the year-ago period.  Seventeen basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.  Interest bearing liabilities have also repriced upward at higher rates and volume versus earning assets as the Bank adjusts it interest rate risk and reduces its asset sensitivity.

Total interest income for June 30, 2007 rose $3,090,882 or 21.4% from the year-ago period.  The yield on earning assets as of June 30, 2007 was 8.15% and rose 23 basis points from the year-ago period.  The rise in the yield on earning assets from the year-ago period resulted from a 37 basis point increase in loan yield, a 50 basis point rise in investment portfolio yield, and a 87 basis point rise in yield on federal funds sold and interest bearing deposits.  The overall increase in yield on earning assets from the year-ago period versus the three months ended June 30, 2007 principally results from repricing renewing loans and originating new loans at generally higher interest rates.

Interest expense rose $2,488,131 or 44.5% from the year-ago period.  The cost of funds as of June 30, 2007 was 4.24% and rose 80 basis points from the year-ago period.  The increase in cost of funds from the year-ago period resulted from an 87 basis point rise in the cost of funds on interest bearing deposit accounts and an 11 basis point decline in borrowed money.  The overall rise in the cost of funds from the year-ago period versus the six months ended June 30, 2007 results from the Bank repricing both its nonmaturing and maturing time deposits higher as interest rates have risen overall.

Provision for loan losses declined $330,672 or 63.2% from the year-ago period.  This decline is predominately due $14 million less in loan growth and revisions to the Bank’s ALL adequacy methodology.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income increased $114,520 or 5.9% from the year-ago period.  This increase is due $40,616 or 175.9% more in gains on the sale of other real estate, $73,506 or 61% more ATM service charge income, and $15,932 or 2% more in overdraft fee income during the six month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense increased $1,186,606 or 17.8% from the year-ago period.  This increase is predominately attributable to expenses associated with the additional hires of lending staff, and accounting and auditing personnel and staffing for consolidating loan administration.  Salaries and personnel expense has increased $959,000 or 22.7% as full-time equivalent employees for the Company have risen from 133.5 to 146.5.  Other operating expense increased $170,769 or 10.6% due $41,505 or 14.9% more computer fees due to added software expense, $33,582 or 36.9% rise in office supplies and printing and forms expense, $15,271 or 6.8% more in professional fees principally associated with higher construction inspection fees, $20,096 or 34.4% more postage expense due to higher postal fees and mail volume, and $20,516 or 37.4% more janitorial expense due to added office space.

Income tax expense declined $46,505 or 3.8% from the year-ago period.  The decrease from the year-ago period was attributable to 3.8% less net income before income tax.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operation for the year ended December 31, 2006 included in the Company’s 2006 Form 10-KSB.

Item 4.  Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures are effective.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from the risk factors outlined in the Company’s 2006 10-KSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of McIntosh Bancshares, Inc. held May 17, 2007.

(b)	The following matter was submitted to a vote of security holders:

(1)                 Election of Class III Directors (Term to expire in 2010) – William K. Malone, J. Paul Holmes, and George C. Barber.

A tabulation of votes concerning the above matter is as follows:

Shares voted in person in favor		391,171
Shares voted by proxy in favor		540,802
Shares voted in person against/withheld		0
Shares voted by proxy against/withheld		2,590

Total shares represented	934,563
Total shares outstanding	1,405,488

Shares in the above table reflect those outstanding and voted on May 17, 2007. A 2 for 1 stock dividend was paid on June 1, 2007.

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

Date:  August 14, 2007

By:/s/William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  August 14, 2007

By:/s/James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)