Form 10-Q
period 2007-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2007-11-14
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of November 14, 2007, 2,810,976 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (Unaudited) at September 30, 2007 and (Audited) December 31, 2006	2

		Consolidated Statements of Earnings (Unaudited) for Each of the Three
		and Nine Months ended September 30, 2007 and 2006	3

		Consolidated Statements of Comprehensive Income (Unaudited)
		for Each of the Three Months and Nine Months ended September 30, 2007 and 2006	4

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Nine
		Months ended September 30, 2007 and 2006	5

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	9
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16
	Item 4.	Controls and Procedures	16

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	17

	Signatures		18

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

	September 30,	December 31,
Assets	2007	2006
	(Unaudited)	(Audited)

Cash and due from banks	$6,758,829	$7,728,855
Interest bearing deposits with FHLB	237,491	5,265,092
Federal funds sold	1,442,000	13,485,000
Investment securities held to maturity (market value of $325,842 and $322,865)	332,288	323,115
Investment securities available for sale	72,237,143	85,524,588
Other investments	1,760,865	2,179,165
Loans	356,530,039	328,876,744
Less: Allowance for loan losses	(5,708,526)	(4,661,975)
Loans, net	350,821,513	324,214,769
Premises and equipment, net	7,169,420	6,863,126
Other real estate	2,063,548	2,208,151
Accrued interest receivable	4,114,221	3,871,096
Bank owned life insurance	6,467,438	6,226,863
Other assets	3,500,528	3,623,327
Total assets	$456,905,284	$461,513,147

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$33,973,681	$36,729,933
Money market and NOW accounts	114,875,006	123,864,284
Savings	12,496,375	11,349,183
Time deposits of $100,000 or more	116,537,877	120,063,903
Time deposits	123,201,784	107,523,280
Total deposits	401,084,723	399,530,583
Borrowed funds	12,329,850	21,000,000
Accrued interest payable and other liabilities	5,335,608	5,251,700
Total liabilities	418,750,181	425,782,283
Commitments

Stockholders' equity:
Common stock, par value $2.50; 10,000,000 shares authorized,
2,810,976 and 2,808,976 shares issued and outstanding	7,027,440	7,022,440
Surplus	5,663,782	5,573,780
Retained earnings	25,763,190	23,596,177
Accumulated other comprehensive loss	(299,309)	(461,533)
Total stockholders' equity	38,155,103	35,730,864
Total liabilities and stockholders' equity	$456,905,284	$461,513,147

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006

Interest income:
Loans, including fees	$7,701,086	$7,424,950	$22,879,389	$20,435,676
Interest on investment securities:
U.S. Treasury, U.S. Governent agency and mortgage-backed securities	826,264	591,670	2,600,377	1,539,458
State, county and municipal	105,881	108,288	319,826	325,685
Other investments	42,826	38,363	119,050	131,244
Federal funds sold and other short-term investments	53,456	258,461	334,644	422,560
Total interest income	8,729,513	8,421,732	26,253,286	22,854,623

Interest expense:
Interest-bearing demand and money market	894,203	812,106	2,691,877	2,018,815
Savings	52,142	38,958	139,813	95,662
Time deposits of $100,000 or more	1,522,740	1,480,470	4,588,786	3,567,952
Other time deposits	1,574,413	1,114,399	4,329,909	2,894,062
Other	193,337	187,654	566,618	649,133
Total interest expense	4,236,835	3,633,587	12,317,003	9,225,624
Net interest income	4,492,678	4,788,145	13,936,283	13,628,999
Provision for loan losses	866,621	140,673	1,059,295	664,019
Net interest income after provision for loan losses	3,626,057	4,647,472	12,876,988	12,964,980

Other Income:
Service charges	590,723	569,207	1,685,308	1,608,244
Investment securities gains	4,000	-	8,200	12,000
Increase in cash surrender value of life insurance	68,784	65,688	206,352	197,064
Other real estate owned gains	36,472	20,765	100,175	43,852
Fixed and repossessed asset gains (losses)	(2,463)	-	(7,772)	-
Other income	380,012	377,052	1,150,819	1,122,586
Total other income	1,077,528	1,032,712	3,143,082	2,983,746

Other expenses:
Salaries and employee benefits	2,481,785	2,368,055	7,658,840	6,600,356
Occupancy and equipment	459,612	428,975	1,339,856	1,252,382
Other operating	849,614	840,084	2,634,447	2,439,902
Total other expenses	3,791,011	3,637,114	11,633,143	10,292,640
Earnings before income taxes	912,574	2,043,070	4,386,927	5,656,086
Income tax expense	297,936	657,217	1,461,130	1,866,916
Net earnings	$614,638	$1,385,853	$2,925,797	$3,789,170

Basic earnings per common share based on average outstanding
shares of 2,810,976 in 2007 and 2,798,524 in 2006	$0.22	$0.50	$1.04	$1.35
Diluted net earnings per common share based on average outstanding shares for the three months of 2,876,308 in 2007 and 2,841,676 in 2006 and for the
nine months of 2,886,849 in 2007 and 2,841,120 in 2006	$0.21	$0.49	$1.01	$1.33

Dividends declared per share of common stock	$0.09	$0.08	$0.27	$0.15

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006

Net Earnings	$614,638	$1,385,853	$2,925,797	$3,789,170
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax for the three months of $354,277 in 2007 and $145,784 in 2006 and for the nine
months of $44,690 in 2007 and ($28,647) in 2006	687,715	282,993	86,751	(55,609)
Change in unfunded pension liability net of tax for the three months
of ($21,921) and for the nine months of $38,880	(42,553)	-	75,473	-
Total other comprehensive income (loss)	645,162	282,993	162,224	(55,609)
Comprehensive income	$1,259,800	$1,668,846	$3,088,021	$3,733,561

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$2,925,797	$3,789,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	464,662	473,182
Gain on sales and calls of securities	(8,200)	(12,000)
Provision for loan losses	1,059,295	664,019
Stock-based compensation	71,202	40,651
Provision for deferred income taxes	-	51,094
Gain on sale of other real estate	(100,175)	(43,852)
Loss on fixed and repossessed asset disposal	2,704	2,842
Change in:
Accrued interest receivable and other assets	(246,548)	(924,786)
Accrued interest payable and other liabilities	338	265,749
Net cash provided by operating activities	4,169,075	4,306,069

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	35,426,887	44,244,838
Proceeds from maturities and paydowns of securities held to maturity	-	191,304
Proceeds from redemption of other securities	906,800	135,000
Proceeds from sales of other real estate	1,316,707	824,490
Purchases of securities available for sale	(21,846,954)	(58,261,888)
Purchases of other investments	(488,500)	(130,600)
Additions to other real estate	(26,854)	-
Net change in loans	(28,711,114)	(45,677,713)
Purchases of premises and equipment	(935,680)	(348,872)
Net cash used by investing activities	(14,358,708)	(59,023,441)

Cash flows from financing activities:
Net change in deposits	1,554,140	71,554,355
Proceeds from exercise of stock options	23,800	-
Proceeds from new borrowings	15,479,850	-
Repayment of other borrowed funds	(24,150,000)	(5,000,000)
Dividends paid	(758,784)	(629,668)
Net cash provided by financing activities	(7,850,994)	65,924,687
Net change in cash and cash equivalents	(18,040,627)	11,207,315
Cash and cash equivalents at beginning of period	26,478,947	22,735,570
Cash and cash equivalents at end of period	$8,438,320	$33,942,885

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$86,751	$(55,609)
Change in unfunded pension liability	$75,473	$-
Transfer of loans to other real estate owned	$1,045,075	$1,349,868
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,118,020	$8,842,682
Income taxes	$1,416,954	$2,362,781

See accompanying notes to financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

Earnings per common share has been computed based on the weighted average number of shares outstanding for the periods ended September 30, 2007 and 2006, respectively.  The basic earnings per share calculation for both periods has been adjusted to reflect a 2 for 1 stock split declared by the Company’s board April 19, 2007 and payable June 1, 2007 and the impact of dilutive securities in the form of stock options.  The basic and diluted earnings per share for the three and nine month periods ending September 30, 2007 and 2006 are as follows:

	Net Earnings	Common Share	Per Share Amount
For the three months ended September 30, 2007
Basic earnings per share	$614,638	2,810,976	$0.22
Effect of dilutive securities	-	65,332	(0.01)

Diluted earnings per share	$614,638	2,876,308	$0.21

For the three months ended September 30, 2006
Basic earnings per share	$1,385,853	2,798,524	$0.50
Effect of dilutive securities	-	43,152	(0.01)

Diluted earnings per share	$1,385,853	2,841,676	$0.49

	Net Earnings	Common Share	Per Share Amount
For the nine months ended September 30, 2007
Basic earnings per share	$2,925,797	2,810,405	$1.04
Effect of dilutive securities	-	76,444	(0.03)

Diluted earnings per share	$2,925,797	2,886,849	$1.01

For the nine months ended September 30, 2006
Basic earnings per share	$3,789,170	2,798,524	$1.35
Effect of dilutive securities	-	42,596	(0.02)

Diluted earnings per share	$3,789,170	2,841,120	$1.33

Item 1.  Financial Statements (continued)

(4)	Financial Accounting Standards Board Statement 123 Revised

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (SFAS 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method.  SFAS 123(R) addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise.  SFAS 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees with in the income statement using a fair-value based method of accounting. Prior to 2006 the Company used the intrinsic value method permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.

The Company recorded $71,202 and $40,652 in compensation expense related to the adoption of SFAS 123(R) during each of the nine months ended September 30, 2007, and September 30, 2006, respectively.  The Company’s estimate of the full year compensation expense due to the expensing of stock options for 2007 is approximately $94,937.

At September 30, 2007, there was approximately $338,000 of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of approximately five years.

(5)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.  The Company has entered into a construction agreement for the renovation of a property adjoining its Jackson banking office totaling $816,000.  Through September 30, 2007, the Company has incurred $591,219 in construction cost under this contract.  During the quarter ended September 30, 2007, the Company entered into a purchase agreement for 0.54 acres of land in Greene County, Georgia.  The commitment amount for this land acquisition is $650,000 of which $100,000 has been contingently deposited.

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

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee.  EITF Issue 06-4 states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits.  Under EITF Issue 06-4, the obligation is not settled upon entering into an insurance arrangement.  Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance.  EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact of the implementation of EITF Issue 06-4.

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

Financial Condition

The financial condition of McIntosh Bancshares, Inc. (Company) as of September 30, 2007 shows assets declined $4,607,863 or 1% and grew $10,157,991 or 2.2% from year-end and the year-ago periods, respectively.  Earning assets declined $3,113,878 or 0.7% and increased $19,646,134 or 4.8% from year-end and the year-ago periods, respectively.

Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities) declined $31,318,899 or 27.9% versus year-end.  Investment securities, federal funds sold, and interest bearing deposits with FHLB declined $13,278,272 or 15.5%, $12,043,000 or 89.3%, and $5,027,601 or 95.5% during the period, respectively.  The overall decline in liquid assets since year-end was due to loan demand that lead to higher outstanding balances.  Liquid assets fell $21,080,350 or 20.7% versus the year-ago period.  Investment securities rose $4,424,215 or 6.5% offset by declines of $10,487,000 or 87.9% in federal funds sold and $11,888,197 or 63.8% in cash versus the year-ago period.  The overall decline in liquid assets since the year-ago period was due to loan demand that lead to higher outstanding balances.

Gross loans rose $27,653,295 or 8.4% and $29,256,587 or 8.9% from the year-end and year-ago periods, respectively.  Seventy-three percent of the loan growth experienced since December 31, 2006 was attributable to lending activity in the Company’s two banking offices in South Henry county with another 10% attributed to the Company’s loan production office in Greensboro, Georgia.  These three locations also contributed 84% of the loan growth over th e past 12 months.

Total deposits rose $1,554,140 or 0.4% and $14,002,021 or 3.6% from the year-end and year-ago periods, respectively.  The increase since December 31, 2006 is principally attributable to a $15,678,504 or 14.6% increase in time deposits less than $100,000 offset by declines in savings and transaction deposits and time deposits $100,000 and more of $3,526,026 or 2.9% and $10,598,338 or 6.2%, respectively.  The increase in total deposits from the year-ago period is principally due to a $22,274,207 or 22.1% increase in time deposits less than $100,000 offset by $7,458,855 or 4.4% decline in savings and transaction deposits.  The overall rise in deposits over the past 12 months is principally due to $8,144,895 more in wholesale deposits and $15,241,084 increase in public deposits offset by core deposit shrinkage.

The allowance for loan losses (ALL) increased $1,046,551 or 22.5% and $1,007,932 or 21.4% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $1,059,295 and $12,744 in net charge-offs.  The change in ALL from the year-ago period results from $1,173,523 in provision expense and $165,591 in net charge-offs.  As of September 30, 2007, the ALL as a percentage of gross loans (reserve ratio) is 1.60% versus 1.42% for year-end and 1.44% for the year-ago period.  The higher reserve ratio versus the year-end and year-ago periods is due to a rise in impaired loans, more loans past due 60 days or more, changes in the historical loan loss experience, and a higher reserve requirement for the unidentified portion of the loan portfolio.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Financial Condition (continued)

Impaired loans increased $2,866,859 or 37.8% and $1,043,810 or 11.1% from the year-end and year-ago periods, respectively.  Loans past due 60 days or more rose $4,947,064 or 1,997.3% and $5,111,937 or 6,172.4% from the year-end and year-ago periods, respectively.  A lower historical loan loss experience lead to $37,178 less ALL than in the year-end and year-ago periods.  A higher reserve ratio for speculative residential construction and residential development segments of the loan portfolio lead to $436,934 more ALL versus the year-end and year-ago periods.  Factors that management considers in determining the level of unallocated ALL include, but are not limited to:  changes in lending policies or procedures, including underwriting standards and collection and charge-off practices; changes in national, regional, and local economic and business conditions that affect the loan portfolio’s overall collectability; changes in the mix of the loan portfolio; changes in the experience and depth of lending staff; changes in the volume and severity of past due and nonaccrual loans; changes in the value underlying collateral on collateral-dependent loans; the level any loan concentrations; and the effect of other external factors such as competition and legal and regulatory constraints.  Had these developments not occurred in 2007, the reserve ratio would have been 1.35%.

Given the current and potentially worsening residential real estate market in the Bank’s trade area combined with management’s cautionary approach to collateral values and the Bank’s acquisition, development, and construction concentration, management elected to increase the unallocated amount of the ALL as outlined above.

Loans

As of September 30, 2007, the Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 5.82% versus 1.58% and 1.69% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio is principally due to $12,735,000 in loans past due 30 days or more and $8,008,000 in nonaccrual loans.

As of September 30, 2007, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 60.0% of the Company’s loan portfolio including unfunded commitments.  As of September 30, 2007, AD&C loans represented 39.8% of gross loans and commitments versus 43% and 44.1% for the year-end and year-ago periods, respectively.

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
Balance In Thousands	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$118,206	59%	$113,390	63%
Land	32,768	17%	29,410	17%
Sub total	150,974	76%	142,800	80%
Multi-family	4,871	2%	4,154	2%
Non-farm non-residential	43,027	22%	32,405	18%
Total	$198,872	100%	$179,359	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	525%	354%	525%	355%
Construction, development & land, multi-family and non-farm non-residential	670%	467%	670%	446%

As of September 30, 2007, the Bank held $2,063,548 in other real estate compared to $2,208,151 at December 31, 2006.  The following is recap of other real estate activity from December 31, 2006 forward:

Balance as of December 31, 2006	$2,208,151
Addition to base amount	26,854
Addition of 4 residential lots	180,000
Addition of 8 residential properties	865,075
Sale of 7 residential properties	(1,216,532)
Balance as of September 30, 2007	$2,063,548

Capital

As of September 30, 2007, the Company’s equity capital rose $2,424,239 or 6.8% and $3,205,425 or 9.2% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $2,925,797 in net income, an increase of $86,751 in unrealized gains on securities available-for-sale, $71,203 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), $23,800 due to exercised stock options and $75,473 in noncash benefit for net unfunded pension plan liability under Financial Accounting Standard 158, partially offset by $758,784 in cash dividends paid.

The change in equity capital from the year-ago period results from $4,054,379 in net income, an increase of $346,377 in unrealized gains on securities available-for-sale, $97,922 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), $473,681 in noncash expense for net unfunded pension plan liability under Financial Accounting Standard 158, $149,101 due to exercised stock options, and by $968,673 in cash dividends paid.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  As of September 30, 2007, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	9.9%
Tier 1 Capital minimum requirement	6.0%
Excess	3.9%

Total Capital, Actual	11.2%
Total Capital minimum requirement	10.0%
Excess	1.2%

Leverage Ratio
Leverage Ratio, Actual	8.2%
Minimum leverage required	5.0%
Excess	3.2%

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of September 30, 2007, the Bank’s liquidity ratio was 8.3% versus 13.2% and 14.6% as of the year-end and the year-ago periods, respectively.  As of September 30, 2007, brokered deposits totaled $54,708,227 and increased $13.9 million and $18.6 from the year-end and year-ago periods, respectively.  Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Liquidity (continued)

The Bank has no FHLB advances that mature or reprice within the next 12 months.  However, repayment of $9 million in FHLB advances in September 2007 temporarily lowered Bank liquidity.  Management projects declining loan demand over the next 12 months and as a result elects to utilize its Daily Revolving Credit (DRC) with the FHLB instead of committing to a term advance.  Usage of the DRC, which is variable rate, also allows the Bank to pay a lower interest rate as rates are projected by management to continue to move downward.

FHLB advances are drawn under a $54 million line of credit with FHLB.  As of September 30, 2007, the weighted average rate and weighted average maturity of the Bank’s $12 million in outstanding FHLB advances is 3.65% and 57 months, respectively.

Beginning in the second quarter of 2007, management began offering a retail repurchase agreement to certain Bank customers.  The agreement allows the Bank to sell its investment securities overnight and repurchase those securities the following business day.  The rate floats and is tied to the ninety day U. S. Treasury bond.  As of September 30, 2007 the Bank has sold and is obligated to repurchase $122,992 in investment securities.

Beginning in the second quarter of 2007, the Bank began participating in a borrowing arrangement with the U. S. Treasury.  The Bank, as an approved U. S. Treasury depository, historically accepts treasury, tax, and loan payments.  Those payments were previously remitted to the U. S. Treasury on a daily basis; however, now those payments, up to an agreed upon maximum, can remain on deposit with the Bank.  This obligation is repaid periodically as the U. S. Treasury requires and bears a variable rate of interest approximating the ninety day U. S. Treasury bond.  As of September 30, 2007 the Bank had $206,856 in note obligations under this program.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation – Three months ended September 30, 2007 and 2006

Net interest income for the three months declined $295,467 or 6.2% from the year-ago period.  Earning assets declined $4.4 million in the current period versus growing $26.5 million in the year-ago period.  Interest bearing liabilities declined $7.1 million in the current quarter versus growth of $26.6 million in the year-ago period.  Adversely impacting net interest income was loans placed on nonaccrual status during the period.  During the period, the Bank placed $7.6 million in loans on nonaccrual.  As of September 30, 2006 the Bank had $1.3 million in loans on nonaccrual.

The Company’s September 30, 2007 tax equivalent net interest margin of 4.13% declined 58 basis points from the year-ago period.  Thirteen basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.  Interest bearing liabilities have also repriced upward at higher rates and greater volume versus earning assets as the Bank adjusts it interest rate risk and reduces its asset sensitivity.

Total interest income for the three months rose $307,781 or 3.7% from the year-ago period.  The yield on earning assets as of September 30, 2007 was 8.06% and declined 24 basis points from the year-ago period.  The decline in the yield on earning assets from the year-ago period results from a 48 basis point fall in loan yield, a 43 basis point increase in investment portfolio yield, and a 25 basis point increase in yield on federal funds sold and interest bearing deposits.  The overall decline in yield on earning assets from the year-ago period versus the three months ended September 30, 2007 principally results from repricing renewing loans and originating new loans at lower interest rates as the prime lending rate fell 50 basis points in the period and the aforementioned nonaccrual loan activity which resulted in $327,000 in reversed interest income during the period.

Interest expense for the three months rose $603,248 or 16.6% from the year-ago period.  The cost of funds as of September 30, 2007 was 4.43% and rose 42 basis points from the year-ago period.  The increase in the cost of funds from the year-ago period results from a 43 basis point rise in the cost of funds on interest bearing deposits and a 14 basis point rise in borrowed money.  The overall rise in the cost of funds from the year-ago period versus the three months ended September 30, 2007 results from the Bank repricing both its nonmaturing and maturing time deposits higher.

Provision for loan losses for the three months rose $725,948 or 516.1% from the year-ago period.  This increase is predominately due to loan portfolio deterioration and overall economic conditions.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months rose $44,816 or 4.3% from the year-ago period.  This increase is due to $15,707 or 75.6% more in gains on the sale of other real estate and $10,765 or 2.2% more in overdraft fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense for the three months increased $153,897 or 4.2% from the year-ago period.  This increase is predominately attributable to expenses associated with the additional hires of lending staff, and accounting and auditing personnel and staffing for consolidating loan administration.  Full-time equivalent employees for the Company rose from 133 to 146.  Offsetting the rise in staff is lower benefit expense associated with the Company’s incentive plans.  Occupancy and equipment expense increased $30,637 or 7.1% is primarily due to higher depreciation expense associated with remodeling of the main banking office.

Income tax expense for the three months declined $359,281 or 54.7% from the year-ago period.  The decrease from the year-ago period is attributable to 55.3% less net income before income tax and a slight rise in the effective tax rate.  For the three months ended September 30, 2007, the effective income tax rate was 32.7% versus 32.2% from the year-ago period.

Results of Operation – Nine months ended September 30, 2007 and 2006

Net interest income for September 30, 2007 rose $307,284 or 2.3% from the year-ago period.  Earning assets declined $3.1 million in the period versus growing $61.8 million in the year-ago period.  Interest bearing liabilities declined $4.4 million in the period versus growing $59.9 million in the year ago period.  Offsetting the decline in earnings assets, the asset mix improved where earning assets represent 94.7% of total assets versus 94.4% in the year-ago period.

The Company’s September 30, 2007 tax equivalent net interest margin of 4.34% fell 49 basis points from the year-ago period.  Sixteen basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.  Interest bearing liabilities have also repriced upward at higher rates and greater volume versus earning assets as the Bank adjusts it interest rate risk and reduces its asset sensitivity.

Total interest income for September 30, 2007 rose $3,398,663 or 14.9% from the year-ago period.  The yield on earning assets as of September 30, 2007 was 8.12% and rose 7 basis points from the year-ago period.  The rise in the yield on earning assets from the year-ago period resulted from a 7 basis point increase in loan yield, a 47 basis point rise in investment portfolio yield, and a 43 basis point rise in yield on federal funds sold and interest bearing deposits.  The overall increase in yield on earning assets from the year-ago period versus the nine months ended September 30, 2007 principally results from repricing renewing loans and originating new loans at generally higher interest rates.

Interest expense rose $3,091,379 or 33.5% from the year-ago period.  The cost of funds as of September 30, 2007 was 4.31% and rose 66 basis points from the year-ago period.  The increase in cost of funds from the year-ago period resulted from a 71 basis point rise in the cost of funds on interest bearing deposit accounts and a 2 basis point decline in borrowed money.  The overall rise in the cost of funds from the year-ago period versus the nine months ended September 30, 2007 results from the Bank repricing both its nonmaturing and maturing time deposits higher.

Provision for loan losses increased $395,276 or 59.5% from the year-ago period.  This increase is predominately due to loan portfolio deterioration and overall economic conditions.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income increased $159,336 or 5.3% from the year-ago period.  This increase is due $56,323 or 128.4% more in gains on the sale of other real estate and $100,723 or 50.6% more in revenue from the sale of nondepository investment products during the nine month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense increased $1,340,503 or 13.0% from the year-ago period.  This increase is predominately attributable to expenses associated with the additional hires of lending staff, and accounting and auditing personnel and staffing for consolidating loan administration.  Salaries and personnel expense has increased $1,058,484 or 16.0% as full-time equivalent employees for the Company have risen from 134 to 146.  Other operating expense increased $194,545 or 8.0% due $46,999 or 10.9% more computer fees due to added data processing expense and $39,776 or 29.0% more in office supplies and printing and forms expense.

Income tax expense declined $405,786 or 21.7% from the year-ago period.  The decrease from the year-ago period was attributable to 22.4% less net income before income tax and slightly higher effective tax rate.   For the nine months ended September 30, 2007, the effective income tax rate was 33.3% versus 33.0% from the year-ago period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operation for the year ended December 31, 2006 included in the Company’s 2006 Form 10-KSB.

Item 4.  Controls and Procedures

As of the end of the period, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures are effective.

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

Date:  November 14, 2007

By:/s/William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  November 14, 2007

By:/s/James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)