Form 10-K
period 2007-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2008-03-27
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.

(Name of Issuer as Specified in Its Charter)

Georgia	58-1922861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 South Oak Street Jackson, Georgia	30237
(Address of Principal Executive Offices)	(Zip Code)

(770) 775-8300

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $2.50 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of June 30, 2007: $39,890,236 (based on the stock price of $22.50 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,810,976 shares of $2.50 par value common stock as of March 18, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of McIntosh Bancshares, Inc. (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•

Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

•

Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

•

Changing business or regulatory conditions or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•

Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (the “SEC”).

Item 1.	Business

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

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, Locust Grove, McDonough and Lake Oconee. The Bank has six automated teller machines (ATMs). The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Rural Development Authority programs. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has separate offices in the Bank’s Jackson, Monticello and McDonough offices.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2007, the Bank’s loan portfolio totaled $341,854,333.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2007, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $143,792,586 and represents 38% of gross loans and unfunded loan commitments. The Bank has established a maximum of 60% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

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

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review represented a cumulative total of 60% of the portfolio outstanding as of December 31, 2007, and included all commercial credits, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Audit Committee.

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

Asset/Liability Management

The Bank’s interest rate risk and liquidity policy establishes an ALCO which is responsible for measuring, monitoring, and managing exposure to adverse interest rate movements. ALCO is composed of the Bank’s CEO, President, CFO, office Presidents, VP of Accounting, Chief Credit Officer and two outside directors. The Bank manages exposure to interest rate movements by modeling static gap, earnings at risk, and economic value of equity (EVE).

Bank management attempts to achieve consistent growth in net interest income (NII) while limiting volatility arising from changes in interest rates. Measuring the maturity and repricing characteristics of assets and liabilities or gap is one method Bank management utilizes to manage exposure to interest rates. The projected repricing and prepayment attributes of earning assets and interest bearing liabilities are based on the current interest rate environment and are subject to change as interest rates fluctuate. The Bank has established guidelines for this measure where cumulative gap must be within positive and negative 15% over select time periods. The following table outlines the Bank’s cumulative gap for the years ending December 31, 2007 and 2006, respectively.

	Time Horizons
Cumulative GAP	6 months	1 year	2 years	5 years	10 years
2006	12.53%	5.37%	6.62%	10.92%	12.63%
2007	-0.09%	-1.74%	0.71%	4.51%	6.21%

Simulation, or earnings at risk, modeling is also utilized by the Bank to manage interest rate risk. The upcoming 12 month time period is simulated to determine a baseline NII forecast and the sensitivity of this forecast to changes in interest rates. The baseline earnings at risk measure incorporates management’s estimate of interest rates over the upcoming 12 months and applies those assumptions to earning assets and interest bearing liabilities. Projected rates and volumes for new and renewed loans and deposits are assumed based on experience and forecasts, but are significantly dependent on market conditions. Management measures the change to baseline NII via rate shocks of 100, 200, and 300 basis points (bps). The Bank has established a maximum of a 20% change in baseline NII as a result of the respective rate shocks. The following table outlines the effect of changes in projected NII over the next 12 months as of December 21, 2007 and 2006, respectively.

	Rate Shock
Change in NII	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+ 300 bps
2006	-10.90%	-5.56%	-2.15%	3.72%	8.51%	13.75%
2007	-17.82%	-11.54%	-5.32%	5.44%	11.65%	17.89%

Bank management also utilizes EVE to monitor and manage the longer term impact of interest rate movements on the Bank’s capital. EVE attempts to measure the change in cash flows of earning assets and liabilities as rates change. Management measures the change to baseline EVE via rate shocks of 100, 200, and 300 bps. The Bank has established a maximum of a 20% change in baseline EVE as a result of the respective rate shocks. The following table outlines the effect of changes in projected EVE as of the years ending December 31, 2007 and 2006, respectively.

	Rate Shock
Change in EVE	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+ 300 bps
2006	4.07%	3.83%	2.28%	-3.65%	-8.00%	-13.04%
2007	5.13%	4.01%	2.62%	-3.62%	-8.01%	-15.54%

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 10% or greater and a loan to funding ratio of less than 85% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2007, the Bank’s liquidity and loan to funding ratios were 10.5% and 81.6%, respectively. As a secondary source of liquidity, the Bank has lines of credit with its correspondent banks and the Federal Home Loan Bank totaling $47.9 million. As of December 31, 2007, $12 million was outstanding under these lines.

Supervision and Regulation

The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (the “Act”). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

The GBLA also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective consumer privacy than GBLA. The statute also directed federal regulators, including the Federal Reserve and FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the Financial Industry Regulatory Authority (FINRA). The Department and FINRA may examine the activities of MFS at any time. The Department and FINRA require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2007, MFS is not aware of any matters pending before the Department or FINRA.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The amount available by the Bank to pay the Company in dividends during 2008 is $1,301,000. During the year ending December 31, 2007, the Company declared and paid cash dividends totaling $1,011,771, or 39.1% of net earnings.

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

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2007 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	8.10%	8.03%
Tier 1 Risk-Based	10.04%	9.96%
Total Risk-Based	11.30%	11.22%

Community Reinvestment Act

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and the federal banking agencies regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution’s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution’s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution’s overall rating. McIntosh State Bank received a satisfactory rating as a result of its most recent CRA examination.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and Management and between a Board of Directors and its committees.

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, Management’s assessment and the operating effectiveness of these controls.

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the Georgia legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Employees

At December 31, 2007 the Company had 147 full time equivalent employees. The Company is not a party to any collective bargaining agreement.

Item 2.	Properties

The assets of the Company consists almost entirely of its ownership interest in the Bank and MFS. Both the holding company and MFS operate out of premises owned by the Bank. The Bank owns or leases the following properties:

(1)	Main Office

210 South Oak Street

Jackson, Georgia 30233

Built in 1964, 11,000 square feet of heated space and five drive-thru lanes.

(2)	McLaurin Building

134 South Oak Street

Jackson, Georgia 30233

Built in 1940 and remodeled in 2007, 6,100 square feet of heated space.

(3)	Monticello Office

208 East Greene Street

Monticello, Georgia 31064

Built in 1966, 5,100 square feet of heated space, and four remote drive-thru lanes.

(4)	Locust Grove Office

3796 Highway 42 South

Locust Grove, Georgia 30248

Built in 2000, 3,700 square feet of heated space, and three drive-thru lanes.

(5)	McDonough Office

1100 and 1125 Keys Ferry Court

McDonough, Georgia 30253

Built in 1995, 7,600 square feet of heated space (leased).

(6)	Operations Center

264 Alabama Boulevard

Jackson, Georgia 30233

Built in 1998, 17,100 square feet of heated space.

(7)	Lake Oconee

1028 Founders Row

Greensboro, Georgia 30642

Built in 2005, 1,320 square feet of heated space (leased).

(8)	Remote ATMs:

632 East Third Street, Jackson, Georgia 30233

222 Clubhouse Drive, Monticello, Georgia 31064

The Bank owns the furniture, fixtures and equipment located at the above locations.

Item 3.	Legal Proceedings

The Bank is from time to time involved in various legal actions arising from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’ financial condition. Neither the Bank nor the Company is a party to any proceeding to which any director, officer or affiliate of the issuer, any owner of more than five percent (5%) of its voting securities is a party adverse to the Bank or the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning trades of the Company’s common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales prices to the extent known to management, and has been adjusted for the 2 for 1 stock split effective June 1, 2007.

YEAR 2007	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	9,638 Shares	$22.50	$22.50
Second Quarter	10,712 Shares	$22.50	$22.50
Third Quarter	7,814 Shares	$27.00	$25.00
Fourth Quarter	4,309 Shares	$25.00	$20.00

YEAR 2006	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	806 Shares	$18.00	$18.00
Second Quarter	7,314 Shares	$20.00	$18.00
Third Quarter	16,520 Shares	$21.00	$19.00
Fourth Quarter	14,748 Shares	$22.50	$21.00

The Company pays dividends on a quarterly basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by McIntosh State Bank, its wholly-owned subsidiary. The ability of the bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.” The Company paid dividends of $0.30 per share in 2006 and $0.36 per share in 2007, on a split adjusted basis.

As of March 18, 2008 there were 2,810,976 shares of the Company’s common stock issued and outstanding held of record by approximately 667 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan (1998 Plan) which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 1999, 2000, 2001, 2005 and 2007, there are now 119,891 shares of its common stock for which such options may be granted. As of March 18, 2008, all options available under the plan have been granted. During 2007, exercised options resulted in 2,000 common shares issued.

In 2006 the Company adopted a compensation plan (2006 Plan) which authorizes the Company to issue to directors, officers and employees of the Company and its affiliates incentive stock options, nonqualified stock options, and/or restricted stock. The 2006 Plan permits up to 210,000 shares of the Company’s common stock to be issued; however, no more than 50,000 shares can be available for issuance as restricted stock. As of December 31, 2007, no restricted shares have been issued. As March 18, 2008, 80,000 incentive stock options have been granted; however, no options have been exercised.

Unregistered Sales of Equity Securities

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations for Years ended December 31, 2007 and December 31, 2006.

Financial Condition

The financial condition of the Company as of December 31, 2007 shows assets grew $941,433 or 0.2% compared to December 31, 2006. Gross loans increased $12,977,589 or 4% offset by a $9,761,609 or 11.4% decline in investment securities and a $5,361,000 or 39.8% decline in federal funds sold.

The increase from December 31, 2006 to 2007 in gross loans occurred entirely within the first six months of the year. During the last six months of 2007, loans declined $6,871,068 offset by a rise in other real estate owned. Other real estate owned increased $4,038,564 or 183% from December 31, 2006 to December 31, 2007. Loans transfered to other real estate during the twelve month period ending December 31, 2007 totaled $6,603,508.

Total deposits increased $7,746,275 or 2% from December 31, 2006 to 2007. The change from the prior year-end is principally attributable to a $18,776,864 or 8.3% increase in time deposits offset by a $7,412,246 or 6% decline in NOW and money market account balances and a $4,837,978 or 13.2% decline in demand deposit balances. Time deposits include $58,025,925 in brokered deposits which increased $17,173,836 or 42% from December 31, 2006. Brokered deposits include $31,100,037 in reciprocal deposits placed under the Certificate of Deposit Account Registry System (CDARS). These CDARS deposits represent stable local deposits, but are designated and reported as brokered deposits under regulatory requirements. The increase in brokered deposits from December 31, 2006 to 2007 is essentially the result of higher CDARS balances. Time deposits represent 60.5% and 57% of total deposits as of December 31, 2007 and 2006, respectively. The rise in reliance on time deposits for funding is the due to the increase in brokered deposits and declining interest rates which leads customers to lock in interest rates. See Liquidity and Interest Rate Risk comments for further discussion.

On December 13, 2006 federal bank regulatory agencies issued a new Policy Statement, Interagency Policy Statement on the Allowance for Loan and Lease Losses, which outlines how banks should approach determining the adequacy of their allowance for loan losses (“ALL”). Provisions of this new Policy Statement must be considered along with provisions of Policy Statements on ALL adequacy issued in 1993 and 2001. In 2007, management implemented the requirements of this latest Policy Statement which in combination with the current lending and market conditions has resulted in a generally higher ALL level.

The ALL rose $2,294,189 or 49.2% for the twelve months ending December 31, 2007. The increase results from $3,324,370 in provision expense and $1,030,181 in net charge-offs. As of December 31, 2007, the ALL as a percentage of gross loans (reserve ratio) is 2.03% versus 1.42% for the prior year-end.

The rise in the overall reserve ratio is due to: (a) a rise in the volume of loans outstanding with more than the normal risk of repayment (impaired loans); (b) a rise the overall level of reserves required to be held against impaired loans as required under the new Policy Statement; and (c) a rise in the qualitative factors utilized in the methodology used to determine ALL adequacy. Total impaired loans rose $15,940,637 or 2,647% which resulted in $1,500,641 more required reserve. The change in reserve methodology under the new Policy Statement called for a reserve ratio 580 basis points more on impaired loans. This additional impairment increased the ALL by $520,071 versus 2006. Given the declining market conditions for residential real estate that continued to develop during 2007, management adjusted its qualitative factors used in determining ALL adequacy in 2007. This change resulted in a required ALL that was $429,751 higher. Had these events not occurred in 2007, the reserve ratio would have been 1.32%.

The following table highlights the ALL by loan category:

ALL by Loan Category (Amount in thousands)	2007 Total	2007%	2006 Total	2006%
Commercial, financial & agricultural	$589	1.02%	$671	1.31%
Real estate-mortgage	2,173	1.37%	2,192	1.45%
Real estate-construction	3,932	3.58%	1,537	1.37%
Consumer loans	262	1.63%	262	1.78%

Total Allowance for Loan Losses	$6,956	2.03%	$4,662	1.42%

The decrease in reserve ratio for the commercial, financial, and agricultural category is due to declines in the historical loss experience and impairment estimates. Had the loss experience remained unchanged from 2006, the ALL for the commercial, financial, and agricultural category would have been $44,000 higher. Had the estimate of impairment for this category remained unchanged from 2006, the reserve would have been $81,000 higher. The lower impairment estimate for 2007 is the result of $1.3 million less in loans considered impaired in the category. Had these events not occurred, the reserve ratio for the commercial, financial, and agricultural category would have been 1.24%

The decrease in the reserve ratio for the real estate mortgage category is due to a decline in the estimate for impaired loans partially offset by a rise in historical loss experience and higher qualitative factors. Had the loss experience remained unchanged from 2006, the ALL for the real estate mortgage category would have been $5,000 lower. Had the qualitative factors remained unchanged from 2006, the reserve would have been $65,000 lower. Had the estimate of impairment for this category remained unchanged from 2006, the reserve would have been $105,000 higher. The lower impairment estimate for 2007 is the result of $3.2 million less in loans considered impaired in the category. Had these events not occurred, the reserve ratio for the real estate-mortgage category would have been 1.40%.

The increase in reserve ratio for the real estate construction category from the prior year is due to increases in impairment estimates and qualitative factors partially offset by a lower historical loss experience. Had the loss experience remained unchanged from 2006, the ALL for the real estate construction category would have been $4,000 higher. Had the estimate of impairment for this category remained unchanged from 2006, the reserve would have been $2.2 million lower. The higher impairment estimate for 2007 is the result of $13.8 million more in loans considered impaired in the category. Had the qualitative factors remained unchanged from 2006, the reserve would have been $365,000 lower. The change in qualitative factors in 2007 reflects the decline in the construction real estate and development market. Had these events not occurred, the reserve ratio for the real estate mortgage category would have been 1.25%.

The decrease in reserve ratio for the consumer loan category from the prior year is due to lower impairment estimates partially offset by higher historical loss experience. Had the loss experience remained unchanged from 2006, the ALL for the consumer loan category would have been $10,000 lower. Had the estimate of impairment for this category remained unchanged from 2006, the reserve would have been $37,000 higher. The lower impairment estimate for 2007 is the result of $318,000 less in loans considered impaired in the category. Had these events not occurred, the reserve ratio for the consumer loan category would have been 1.80%.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 1.58% to 8.72% during the year. The higher delinquency ratio is principally due to $21 million more loans on nonaccural and $3.8 million more in loans delinquent 30 days or greater past due and not on nonaccrual. As of December 31, 2007, 27 relationships were on nonaccrual.

As of December 31, 2007, the Company continued to have a concentration in AD&C loans. Management has established a maximum limit where total AD&C loans may not exceed 60% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2007, AD&C loans represented 38% of gross loans and commitments versus 43% as of the prior year-end. The primary risks of AD&C lending are:

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

Since September 2006, management has noticed a slowdown in AD&C activity. That slowdown accelerated into 2007 with the demise of sub-prime lending. The Company is not exposed to sub-prime borrowers as it did not directly participate in lending to that segment. However, builders and developers who provided housing inventory were adversely impacted. Builders and developers are what comprise the AD&C concentration as well as the bulk of the Bank’s nonaccrual loans. Management believes AD&C conditions in the markets served by the Company remain under significant stress from the glut of lot inventory and slow housing turnover. Added pressure caused by tightening underwriting standards for residential mortgage financing and the credit markets caution and tepid appetite for mortgage-backed securities has exacerbated the matter. Bank management believes the effect of the severe downturn in residential real estate is further aggravated by the level of foreclosure activity for both lots and homes. The result has been, and will likely remain for at least the next 18 months, downward pressure on house and lot prices. The marked decline in residential real estate pricing experienced during the last 12 months has eroded or eliminated the collateral margins the Bank typically utilizes to protect itself against losses.

On December 12, 2006 the federal bank regulatory agencies released guidance on Concentration in Commercial Real Estate Lending. This guidance defines commercial real estate (CRE) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans for owner occupied CRE are generally excluded from the CRE guidance.

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital for years ending December 31, 2007 and 2006.

	2007		2006
	Aggregate Balance	Percent of Total	Aggregate Balance	Percent of Total
Loan Types:
Construction & development	$110,321	58%	$113,390	63%
Land	34,600	18%	29,410	17%

Sub total	144,921	76%	142,800	80%
Multi-family	4,086	2%	4,154	2%
Non-farm non-residential	41,665	22%	32,405	18%

Total	$190,672	100%	$179,359	100%

	Bank Limit	Actual	Bank Limit	Actual
Percent of Total Risk Based Capital:
Construction, development & land	415%	347%	415%	355%
Construction, development & land, multi-family, and non-farm non-residential	685%	456%	685%	446%

The following is recap of other real estate activity from December 31, 2006 to December 31, 2007:

Balance as of December 31, 2006	$2,208,151
Additions to base amount	313,650
Write-down	(254,657)
Sale of 7 residential vacant lots	(74,400)
Sale of 19 residential construction properties	(2,804,194)
Foreclosure on 91 residential lots and unimproved acreage	2,770,705
Foreclosure on 29 residential construction properties	4,087,460

Balance as of December 31, 2007	$6,246,715

For the twelve months ending December 31, 2007, the Company’s equity capital rose $2,071,582 or 5.8% from the prior period. The change in equity capital over the twelve month period resulted from $2,587,888 in net income, a $349,698 rise in net unrealized gains on securities available for sale, by a $27,958 decline in the after tax effect of recognizing the Company’s current unfunded pension liabilities (see footnotes 1 and 9 of the Company’s consolidated financials statements for further discussion), $23,800 due to exercised stock options, $94,009 in noncash compensatory stock option expense, and $1,011,771 in cash dividends paid.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2007, the Bank’s liquidity ratio was 10.5% versus 13.2% as of the prior year-end. In 2007, the Bank’s brokered deposits rose $17,173,836 or 42% from December 31, 2006 to $58,025,925. Nine million of the increase in brokered deposits was used to repay advances from the Federal Home Loan Bank of Atlanta (FHLB) during the past twelve months. Management has established a noncore funding (wholesale, brokered, and out-of-territory deposits) guideline not to exceed 20% of Bank deposits, excluding noncore funding. For the years ended December 31, 2007 and 2006 the Bank’s noncore funding measure was 20.1% and 12.6%, respectively.

Excluding the FHLB, the Bank has $25.8 million in lines of credit with its correspondent banks to supplement short term liquidity. During the year, the Bank borrowed for 10 days under these commitments with average borrowing of $1.5 million and a high of $3.2 million in August 2007.

The Bank has a $2 million FHLB advance that may convert to 3 month LIBOR in December 2008. Management believes unless rates rise materially before then, the FHLB will not exercise its right to convert this advance.

Advances are drawn under a $47.9 million line of credit with the FHLB. The line of credit with FHLB is secured by a blanket lien on the Bank’s qualified commercial real estate mortgages, 1-4 family residential mortgages, home equity mortgages, and multifamily mortgages outstanding as well as the Bank’s holdings of FHLB stock. During the twelve months ending December 31, 2007, management repaid $9 million in FHLB advances. During the twelve months ending December 31, 2007, management utilized the daily revolving credit (DRC) facility as part of its FHLB credit line for 58 days with an average borrowing of $4.5 million and a high of $7 million in October 2007. See Table 8 for a recap of Bank borrowing.

Beginning in the second quarter of 2007, management began offering a retail repurchase agreement to certain Bank customers. The agreement allows the Bank to sell its investment securities overnight and repurchase those securities the following business day. The rate floats and is tied to the ninety day U. S. Treasury bond. As of December 31, 2007, the Bank has sold and is obligated to repurchase $304,555 in investment securities.

Beginning in the second quarter of 2007, the Bank began participating in a borrowing arrangement with the U. S. Treasury. The Bank, as an approved U. S. Treasury depository, historically accepts treasury, tax, and loan payments. Those payments were previously remitted to the U. S. Treasury on a daily basis; however, now those payments, up to an agreed upon maximum, can remain on deposit with the Bank. This obligation is repaid periodically as the U. S. Treasury requires and bears a variable rate of interest approximating the ninety day U. S. Treasury bond. As of December 31, 2007, the Bank had $156,823 in note obligations under this program.

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

Off-Balance Sheet Arrangements

As described further in footnote 13 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, excluding construction and development, are generally for terms less than three years. Unfunded commitments for construction and development are typically for terms less than 18 months. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as origination fees. Origination fees for the years ending December 31, 2007, and 2006 were $1,301,657 and $1,228,701, respectively.

From time to time the Bank is asked by its creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2007 or 2006. Fees for issuing letters of credit totaled $13,463 and $12,503 for the years ending December 31, 2007 and 2006, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2007 and 2006, respectively.

Contingent Liabilities by Category (Amount in thousands)	2007 Total	% of Total	2006 Total	% of Total
Unfunded commitments secured by 1-4 family RE	$14,811	31.1%	$14,394	21.4%
Unfunded commitments secured by commercial RE	25,607	53.8%	43,047	64.0%
Other unfunded commitments	5,149	10.8%	7,698	11.5%
Financial standby letter of credit	350	0.7%	462	0.7%
Performance standby letters of credit	1,719	3.6%	1,621	2.4%

Total Contingent Liabilities	$47,636	100%	$67,222	100%

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, as of December 31, 2007.

	Payments Due by Period (Amount in thousands)
	Total	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
Contractual Obligations:
Deposits without stated maturity	$160,913	$160,913	$—	$—	$—
Certificates of deposit	246,364	186,294	47,392	12,678	—
Federal Home Loan Bank advances	12,000	—	5,000	5,000	2,000
Other borrowed funds	461	461	—	—	—
Lease obligations	917	136	261	261	259

Total	$420,655	$347,804	$52,653	$17,939	$2,259

Results of Operations – Twelve Months Ended December 31, 2007 Compared to 2006

Net interest income for the twelve months ending December 31, 2007 decreased $594,502 or 3.2% from the year-ago period. The decrease in net interest income is attributable to the reversal of interest income on loans placed on nonaccrual totaling $946,763, holding of other real estate, $360,485 less in loan fee income, and net interest margin compression resulting from asset sensitivity as the prime lending rate fell 100 basis points during 2007 and intense competition for deposits resulting in higher funding costs.

The December 31, 2007 tax equivalent net interest margin of 4.13% fell 59 basis points from the year-ago period. Margin decline was attributable to a 45 basis point decrease in the net interest component of the net interest margin and a 13 basis point decline in the loan fee component of the net interest margin relative to the prior year. The 13 basis point decline in the fee component of the margin is due to the competitive pressures experienced in the South Henry and Lake Oconee markets. The decline in the interest component of the net interest margin is due to the significant levels of nonaccrual loans and other real estate and loans and other earning assets repricing faster downward than the decline in funding costs. The yield on earning assets declined 15 basis points from 2006 to 2007 while the cost of funds as a percentage of earning assets rose 44 basis points over the same period. The Bank’s average loan-to-funding ratio increased from 82.1% to 82.5%.

Total interest income for the twelve months ending December 31, 2007 rose $2,687,266 or 8.5% from the year-ago period. The increase in interest income was attributable to a rise in average earning assets.

Total average earning assets rose $41.8 million or 10.6% in 2007 compared to 2006. Seventy-four percent or $31 million of the increase in average earning assets related to growth in loans. The tax equivalent yield on earning assets as of December 31, 2007 was 7.91% and declined 16 basis points from the year-ago period. This decrease results from a 25 basis point fall in loan yield, a 34 basis point increase in investment portfolio yield, and a 1 basis point rise in yield on federal funds sold and interest bearing deposits. The overall decline in yield on earning assets from the year-ago period results from floating rate loans tied to the prime lending rate falling as the prime lending rate declined 100 basis points during the year.

Interest expense for the twelve months ending December 31, 2007 rose $3,281,768 or 24.9% from the year-ago period. The increase in interest expense is due to a rise in average interest bearing liabilities as well as higher costs associated with funding the balance sheet.

Total average interest bearing liabilities grew $35.4 million or 10.2% from the year-ago period. The cost of funds as of December 31, 2007 was 4.30% and rose 50 basis points from the year-ago period. The increase in cost of funds results from a 35 basis point rise in the cost of interest bearing demand deposit accounts, a 31 basis point rise in the cost of funds on savings accounts, a 52 basis point increase in cost of funds on time deposits, and a 3 basis point rise in borrowed money. The overall rise in the cost of funds from the year-ago period results from maturing time deposits repricing at higher rates versus rates when originated in prior years and competitive pressures that have elevated the overall cost of funds.

Provision for loan losses for the twelve months ending December 31, 2007 increased $2,546,123 or 327.2% from the year-ago period. The rise in provision expense versus the prior year-end was due to a 4% increase in loans outstanding, net charge-offs, and an increase in problem loans. Nonaccrual loans increased $21 million or 36 times the amount reported in 2006. Impaired loans grew $15.9 million or 27 times the amount reported in 2006. The level of impairment on impaired loans grew $2 million as the amount and severity of impaired loans increased. The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 1.58% to 8.72% during the year. Net charge offs for 2007 totaled $1,030,181. Refer to the discussion on ALL adequacy for further comment.

During 2007, other income, excluding investment securities, other real estate, and fixed asset gains or losses, rose $210,988 or 5.5% from the year-ago period. Income from secondary market financing activity declined $84,927 or 11% from the year-ago period due to tightened credit underwriting standards and lower volume resulting from the cessation of the sub-prime mortgage market. Mortgage originations for purchasing or refinancing residential real estate and sold into the secondary market fell 60 or 18% in number and 7% by dollar amount from 2006 to 2007. Overdraft fee income rose $80,991 or 4.9% due to greater overdraft activity. ATM service charge income rose $141,013 or 61.3% due to increased foreign ATM surcharge volume.

Investment securities gains represent the sale of the Company’s equity stake in Nexity Bank. The sale reflects management’s efforts to diversify and reduce its exposure to the financial sector.

During 2007, other noninterest expense increased $791,930 or 5.6% from the year-ago period. This increase is attributable to several factors, including: a $488,492 or 5.4% increase in salary and benefit expenses resulting from the addition of four full time equivalent employees due to centralizing loan administration and filling key support positions, employee raises, and 7% increase in health insurance costs; $60,903 or 10.8% higher computer and data processing costs due to technology improvements and greater processing volume; $50,114 or 20.2% increase in ATM expense due to higher transaction volume; $123,796 or 203.2% increase in other real estate and collection expenses resulting from the level of problem loans; $70,074 or 4.2% increase in occupancy expense due to expanding the Bank’s Jackson and McDonough offices; offset by and a $96,259 or 19.2% decline in professional fees as certain functions were brought in-house with new hires.

During 2007, income tax expense fell $1,350,326 or 54.7% from the year-ago period. The decrease from the year-ago period is attributable to 49.8% less net income before income tax and a fall in the effective tax rate. As of December 31, 2007, the effective income tax rate was 30.2% versus 33.4% from the year-ago period. The fall in the effective income tax rate results from nominal State income tax liability as the majority of the Company’s State tax obligation was satisfied by amounts paid when the Company paid its business, occupation, and license taxes due the State.

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$9,232,956	$453,892	4.92%	$14,024,172	$689,783	4.92%	$7,325,234	$236,999	3.24%
Taxable investments	70,679,753	3,525,154	4.99%	55,261,514	2,491,875	4.51%	44,010,533	1,665,170	3.78%
Non-taxable investments	10,703,778	428,973	6.07%	10,504,769	434,784	6.27%	9,755,858	422,487	6.56%

Total investments	81,383,531	3,954,127	5.13%	65,766,283	2,926,659	4.79%	53,766,391	2,087,657	4.29%
Taxable loans	343,471,851	29,718,212	8.65%	312,246,281	27,809,041	8.91%	256,110,243	19,951,790	7.79%
Non-taxable loans	1,068,467	59,886	8.49%	1,336,525	73,368	8.32%	1,621,262	75,385	7.05%

Total loans	344,540,318	29,778,098	8.65%	313,582,806	27,882,409	8.90%	257,731,505	20,027,175	7.79%

Total interest earning assets	435,156,805	34,186,117	7.91%	393,373,261	31,498,851	8.07%	318,823,130	22,351,831	7.09%
Allowance for loan losses	(5,124,334)			(4,462,140)			(3,587,598)
Other assets	29,713,256			29,970,446			24,679,979

Total assets	$459,745,727			$418,881,567			$339,915,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$116,866,109	$3,441,208	2.94%	$113,605,552	$2,941,889	2.59%	$101,721,257	$1,598,644	1.57%
Savings	12,010,137	184,350	1.53%	11,448,003	139,380	1.22%	11,534,505	71,934	0.62%
Time	234,323,402	12,125,482	5.17%	199,110,346	9,260,632	4.65%	137,115,731	5,082,975	3.71%

Total Deposits	363,199,648	15,751,040	4.34%	324,163,901	12,341,901	3.81%	250,371,493	6,753,553	2.70%

Federal funds purchased	84,245	4,577	5.43%	105,287	6,594	6.26%	136,540	4,497	3.29%
FHLB advances	18,941,714	689,972	3.64%	22,832,877	825,134	3.61%	28,484,931	948,442	3.33%
Other borrowings	274,602	9,808	3.57%	—	—	—	—	—	—

Total interest bearing liabilities	382,500,209	16,455,397	4.30%	347,102,065	13,173,629	3.80%	278,992,964	7,706,492	2.76%
Non-interest bearing demand deposits	34,636,932			34,738,891			28,619,738
Other liabilities	4,811,079			3,223,539			2,171,946
Stockholders’ equity	37,797,507			33,817,072			30,130,863

Total liabilities and stockholders’ equity	$459,745,727			$418,881,567			$339,915,511

Net interest income		$17,730,720			$18,325,222			$14,645,339

Net interest spread (TE)			3.61%			4.27%			4.33%
Net interest margin (TE)			4.13%			4.72%			4.67%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

(TE) - Tax Equivalent. Loan fees of $1,634,948, $1,995,433 and $1,928,126 are included in the yields for 2007, 2006 and 2005 respectively.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2007 over 2006 and 2006 over 2005.

	2007 over 2006
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$(235,536)	$(355)	$(235,891)
Taxable investments	768,985	264,294	1,033,279
Non-taxable investments	7,976	(13,787)	(5,811)
Taxable loans	2,701,730	(792,559)	1,909,171
Non-taxable loans	(15,025)	1,543	(13,482)

Total Interest Income	3,228,130	(540,864)	2,687,266
Interest paid on:
Deposits:
Demand	96,009	403,310	499,319
Savings	8,628	36,342	44,970
Time	1,822,162	1,042,688	2,864,850
Federal funds purchased	(1,143)	(874)	(2,017)
FHLB advances	(141,740)	6,578	(135,162)
Other borrowings	9,808	—	9,808

Total Interest Expense	1,793,724	1,488,044	3,281,768

Net Interest Income	$1,434,406	$(2,028,908)	$(594,502)

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2006 over 2005
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$329,489	$123,295	$452,784
Taxable investments	507,334	319,371	826,705
Non-taxable investments	30,997	(18,700)	12,297
Taxable loans	4,999,545	2,857,706	7,857,251
Non-taxable loans	(15,632)	13,615	(2,017)

Total Interest Income	5,851,733	3,295,287	9,147,020
Interest paid on:
Deposits:
Demand	307,751	1,035,494	1,343,245
Savings	(1,053)	68,499	67,446
Time	2,883,373	1,294,284	4,177,657
Federal funds purchased	(1,957)	4,054	2,097
FHLB advances	(204,254)	80,946	(123,308)

Total Interest Expense	2,983,860	2,483,277	5,467,137

Net Interest Income	$2,867,873	$812,010	$3,679,883

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2007, 2006, and 2005. Amounts in thousands.

Securities Available For Sale	2007 Total Market Value	2006 Total Market Value	2005 Total Market Value
US Treasuries and Agencies	$43,315	$57,877	$29,205
Corporate debt securities	505	500	1,000
SCM's	11,366	9,891	10,069
Mortgage backed securities	20,665	16,692	12,853
Equities	—	565	628

Subtotal	$75,851	$85,525	$53,755

Securities Held To Maturity	2007 Total Book Value	2006 Total Book Value	2005 Total Book Value
SCM’s	$236	$323	$512

Subtotal	236	323	512
Total	$76,087	$85,848	$54,267

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield (TE)
Securities held to maturity:
State and political divisions	$235,512	$—	$—	$—	$235,512	8.53%

Subtotal	235,512	—	—	—	235,512

Securities available for sale:
Treasuries and US government agencies	5,631,403	23,899,128	12,776,581	1,007,501	43,314,613	5.16%
State and political divisions	749,944	4,604,399	3,429,446	2,582,231	11,366,020	5.64%
Corporate debt securities	—	—	505,400	—	505,400	6.25%
Mortgage-backed securities	321,218	6,240,102	4,086,148	10,017,081	20,664,549	4.91%

Subtotal	6,702,565	34,743,629	20,797,575	13,606,813	75,850,582

Total	$6,938,077	$34,743,629	$20,797,575	$13,606,813	$76,086,094	5.18%

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

	2007 Total	2007%	2006 Total	2006%	2005 Total	2005%	2004 Total	2004%	2003 Total	2003%
Classifications:
Commercial, financial & agricultural	$56,713	16.6%	$49,914	15.2%	$44,242	15.6%	$31,134	13.3%	$25,459	12.5%
Real estate-mortgage	158,317	46.3%	150,893	45.9%	147,541	52.2%	144,056	61.7%	125,730	61.9%
Real estate-construction	109,739	32.1%	112,220	34.1%	75,246	26.6%	42,527	18.2%	36,855	18.2%
Consumer loans	16,074	4.7%	14,718	4.5%	14,507	5.1%	14,060	6.0%	13,501	6.7%
Tax-exempt	1,011	0.3%	1,132	0.3%	1,450	0.5%	1,806	0.8%	1,448	0.7%

	341,854	100.0%	328,877	100.0%	282,986	100.0%	233,583	100.0%	202,993	100.0%

Allowance	(6,956)		(4,662)		(4,077)		(2,913)		(3,178)

Net Loans	$334,898		$324,215		$278,909		$230,670		$199,815

At December 31, 2007, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity
	One Year Or Less	Over One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$28,168	$26,123	$2,422	$56,713
Real estate-construction	108,811	928	—	109,739

Total	$136,979	$27,051	$2,422	$166,452

As of December 31, 2007, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustable Rate	Fixed Rate	Total
Commercial, financial & agricultural	$14,273	$14,272	$28,545
Real estate-construction	928	—	928

Total	$15,201	$14,272	$29,473

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans as of December 31, 2007, 2006, 2005, 2004, and 2003. Amounts in thousands.

	2007 Total	2006 Total	2005 Total	2004 Total	2003 Total
Loans on non-accrual	$21,565	$602	$420	$1,307	$783
Loans 90 days or more past due	44	335	118	116	295
Other real estate and repossessions	6,249	2,208	611	202	—

	$27,858	$3,145	$1,149	$1,625	$1,078
Non-performing loans as a % of loans	6.32%	0.28%	0.19%	0.61%	0.53%
Interest that would have been recognized	$1,134	$60	$38	$117	$51

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

McIntosh Bancshares, Inc.

Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2007 Total	2006 Total	2005 Total	2004 Total	2003 Total
Allowance at beginning of year	$4,662	$4,077	$2,913	$3,178	$2,840
Charge-offs:
Commercial, financial, and agricultural	33	10	47	680	—
Real estate - mortgage	72	120	84	—	—
Real estate-construction	958	5	—	—	—
Consumer loans	175	114	89	63	115
Tax exempt	—	—	—	—	—

Total charge-offs	1,238	249	220	743	115
Recoveries:
Commercial, financial, and agricultural	1	—	6	6	—
Real estate - mortgage	147	23	119	—	—
Real estate-construction	—	—	—	—	—
Consumer loans	60	33	19	14	26
Tax exempt	—	—	—	—	—

Total recoveries	208	56	144	20	26

Net charge-offs	1,030	193	76	723	89
Provisions charged to earnings	3,324	778	1,240	458	427

Allowance at end of year	$6,956	$4,662	$4,077	$2,913	$3,178

Ratio of net charge-offs to avg. loans	0.30%	0.06%	0.03%	0.33%	0.05%
Ratio of allowance to total loans	2.03%	1.42%	1.44%	1.25%	1.57%

The Company has a dedicated loan review function. Sixty percent of the portfolio was reviewed in 2007 and placed into loan grading categories, which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

McIntosh Bancshares, Inc.

Table 5 Con’t - Allocation of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by category and the percentage of loans in each category to total loans at end of the last 5 years. Amounts in thousands.

	2007 Total	2007%	2006 Total	2006%	2005 Total	2005%	2004 Total	2004%	2003 Total	2003%
Balance at End of Period Applicable to:
Commercial, financial & agricultural	$589	16.9%	$671	15.5%	$599	16.1%	$422	14.1%	$475	13.2%
Real estate-mortgage	2,173	46.3%	2,192	45.9%	2,153	52.2%	1,545	61.7%	1,927	61.9%
Real estate-construction	3,932	32.1%	1,537	34.1%	1,030	26.6%	661	18.2%	546	18.2%
Consumer loans	262	4.7%	262	4.5%	295	5.1%	285	6.0%	230	6.7%

Total allowance for loan loss	$6,956	100.0%	$4,662	100.0%	$4,077	100.0%	$2,913	100.0%	$3,178	100.0%

McIntosh Bancshares, Inc.

Table 6 - Deposits

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2007		2006		2005
Deposits:
Non-interest bearing demand deposits	$34,636,932	—	$34,738,891	—	$28,619,738	—
Interest bearing demand	116,866,109	2.94%	113,605,552	2.59%	101,721,257	2.59%
Savings	12,010,137	1.53%	11,448,003	1.22%	11,534,505	1.22%
Time	234,323,402	5.17%	199,110,346	4.65%	137,115,731	4.65%

Total	$397,836,580		$358,902,792		$278,991,231

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2007 summarized as follows. Amounts in thousands.

Total
Three months or less	$25,654
Over three months through six months	28,561
Over six months through twelve months	28,109
Over twelve months	34,926

$117,250

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company for the years indicated. Amounts in thousands.

	2007	2006	2005
Net income	$2,588	$4,918	$3,776
Average assets	$459,746	$418,882	$339,916
Average equity	$37,798	$33,817	$30,131
Dividends	$1,012	$840	$756
Return on average assets	0.56%	1.17%	1.11%
Return on average equity	6.85%	14.54%	12.53%
Dividend payout ratio	39.10%	17.07%	20.04%
Average equity to average assets	8.22%	8.07%	8.86%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

The following table sets out certain information regarding the Company’s borrowings.

		2007		2006
Type: Federal Home Loan Bank Advances	Maturity	Amount	Rate	Amount	Rate
Fixed rate	01/25/09	2,000,000	4.05%	2,000,000	4.05%
Fixed rate	09/15/09	—	—	4,000,000	3.09%
Fixed rate	01/25/10	3,000,000	4.17%	3,000,000	4.17%
Fixed rate convertible to 3 month LIBOR 09/04/07	09/04/12	—	—	5,000,000	3.50%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/13	2,000,000	3.44%	2,000,000	3.44%
Fixed rate convertible to 3 month LIBOR 3/17/09	03/17/14	3,000,000	2.91%	3,000,000	2.91%
Fixed rate convertible to 3 month LIBOR 5/19/09	05/19/15	2,000,000	3.77%	2,000,000	3.77%

Total		$12,000,000		$21,000,000

Maximum borrowing at any given month end - FHLB		$21,000,000		$26,000,000
Average outstanding borrowings for the period		$18,941,714	3.64%	$22,832,877	3.61%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing.	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	$193,712	$—	$—	$—	$193,712
Fixed rate loans	82,953	52,708	9,567	2,914	148,142
Investment securities	31,332	28,714	8,108	7,932	76,086
Other investments	—	—	—	1,761	1,761
Bank owned life insurance	6,516	—	—	—	6,516
Int bearing deposits in other banks & Fed Funds sold	14,852	—	—	—	14,852

Total interest earning assets	329,365	81,422	17,675	12,607	441,069
Interest bearing liabilities:
Fixed maturity deposits	186,294	47,392	12,678	—	246,364
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	116,452	—	—	—	116,452
Savings accounts	12,569	—	—	—	12,569
Other borrowed funds	2,461	10,000	—	—	12,461

Total interest bearing liabilities	$317,776	$57,392	$12,678	$—	$387,846
Interest rate sensitivity gap	$11,589	$24,030	$4,997	$12,607	$53,223
Cummulative interest rate sensitivity gap	$11,589	$35,619	$40,616	$53,223
Cummulative interest rate sensitivity gap to total assets	2.51%	7.70%	8.78%	11.51%

Item 8.	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Earnings - December 31, 2007 and 2006

Consolidated Statements of Comprehensive Income - December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2007 and 2006

Consolidated Statements of Cash Flows - December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The principal independent accountant of the Company and of the Bank has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of McIntosh Bancshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of McIntosh Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting met those criteria and is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of or incorporated by reference in this report:

(1)	Financial Statements: The consolidated balance sheets of McIntosh Bancshares, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years then ended, together with the related notes and the report of Porter Keadle Moore, LLP, independent registered public accounting firm.

(2)	Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McINTOSH BANCSHARES, INC.

Date: March 26, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2008.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board and CEO

/s/ J. Paul Holmes, Jr. J. Paul Holmes, Jr.	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ George C. Barber George C. Barber	Director

/s/ Thurman L. Willis Thurman L. Willis	Director, President and Chief Operating Officer

/s/ James P. Doyle James P. Doyle	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.9	Stock Option Agreement with Jason Patrick dated September 18, 2003 (incorporated by reference to Exhibit 6.9 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.10	Stock Option Agreement with Rob Beall dated September 18, 2003 (incorporated by reference to Exhibit 6.10 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003 (incorporated by reference to Exhibit 6.11 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.12	Stock Option Agreement with James P. Doyle dated September 18, 2003 (incorporated by reference to Exhibit 6.12 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.13	Stock Option Agreement with William K. Malone dated September 18, 2003 (incorporated by reference to Exhibit 6.13 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.14	Stock Option Agreement with Thurman Willis dated September 18, 2003 (incorporated by reference to Exhibit 6.14 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004 (incorporated by reference to Exhibit 6.15 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005, File No. 000-49766).

10.16	Stock Option Agreement with Rob Beall dated October 20, 2005 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.17	Stock Option Agreement with Jason Patrick dated October 20, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.18	Stock Option Agreement with Charles Harper dated October 20, 2005 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.19	2006 Stock Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A Proxy Statement, filed with the Commission on April 25, 2006, File No. 000-49766).

10.20	Stock Option Agreement with William K. Malone dated July 18, 2006 (2006 Stock Compensation Plan Example) (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 29, 2007, File No. 000-49776).

13.1	Consolidated Financial Statements

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer