Form 10-Q
period 2008-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2008-05-14
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  [X]             No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of Exchange Act.

  Large accelerated filer [  ]                                                                                 Accelerated filer                  [   ]
  Non-accelerated filer   [  ] (Do not check if a smaller reporting company)      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                    Yes [  ]                                                                                 No [X]

As of May 13, 2008, 2,810,976 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	2

		Consolidated Statements of Earnings (Unaudited) for Each of the Three	3
		Months ended March 31, 2008 and 2007

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Three Months ended March 31, 2008 and 2007

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Three	5
		Months ended March 31, 2008 and 2007

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	10
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17
	Item 4T.	Controls and Procedures	17
PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	18

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information	18

	Item 6.	Exhibits	18

	Signatures		19

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)

Cash and due from banks	$7,976,001	$6,491,435
Interest bearing deposits	328,619	6,727,673
Federal funds sold	9,306,000	8,124,000
Investment securities held to maturity (market value of $233,512 and $231,047)	235,000	235,512
Investment securities available for sale	75,168,525	75,850,582
Other investments	1,636,880	1,760,865
Loans	340,916,964	341,854,333
Less: Allowance for loan losses	(5,834,486)	(6,956,164)
Loans, net	335,082,478	334,898,169
Premises and equipment, net	7,210,048	7,443,657
Other real estate	9,690,953	6,246,715
Accrued interest receivable	3,486,371	3,835,210
Bank owned life insurance	6,569,818	6,516,157
Other assets	4,158,790	4,324,605
Total assets	$460,849,483	$462,454,580

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$37,070,675	$31,891,955
Money market and NOW accounts	113,921,903	116,452,038
Savings	14,462,088	12,568,818
Time deposits of $100,000 or more	115,338,491	117,250,399
Time deposits	124,211,758	129,113,648
Total deposits	405,004,915	407,276,858
Borrowed funds	12,609,907	12,461,379
Accrued interest payable and other liabilities	4,692,378	4,913,897
Total liabilities	422,307,200	424,652,134
Commitments

Stockholders' equity:
Common stock, par value $2.50; 10,000,000 shares authorized,
2,810,976 shares issued and outstanding	7,027,440	7,027,440
Surplus	5,709,859	5,686,589
Retained earnings	25,303,235	25,172,294
Accumulated other comprehensive income (loss)	501,749	(83,877)
Total stockholders' equity	38,542,283	37,802,446
Total liabilities and stockholders' equity	$460,849,483	$462,454,580

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Interest income:
Loans, including fees	$6,383,900	$7,427,446
Interest on investment securities:
U.S. Treasury, U.S. Governent agency and mortgage-backed securities	797,459	889,551
State, county and municipal	115,727	105,725
Other investments	25,319	38,179
Federal funds sold and other short-term investments	93,400	157,657
Total interest income	7,415,805	8,618,558

Interest expense:
Interest-bearing demand and money market	532,979	900,195
Savings	40,410	43,404
Time deposits of $100,000 or more	1,457,158	1,525,743
Other time deposits	1,540,323	1,329,637
Other	111,946	185,645
Total interest expense	3,682,816	3,984,624
Net interest income	3,732,989	4,633,934
Provision for loan losses	886,804	(34,826)
Net interest income after provision for loan losses	2,846,185	4,668,760

Other Income:
Service charges	592,225	528,377
Investment securities gains	717,415	-
Increase in cash surrender value of life insurance	62,880	68,784
Other real estate owned gains (losses)	(72,278)	60,184
Fixed and repossessed asset losses	(1,870)	(4,772)
Other income	341,696	368,225
Total other income	1,640,068	1,020,798

Other expenses:
Salaries and employee benefits	2,480,020	2,591,670
Occupancy and equipment	447,620	424,777
Other operating	1,053,232	904,115
Total other expenses	3,980,872	3,920,562
Earnings before income taxes	505,381	1,768,996
Income tax expense	121,451	591,263
Net earnings	$383,930	$1,177,733

Basic earnings per common share based on average outstanding
shares of 2,810,976 in 2008 and 2,810,020 in 2007	$0.14	$0.42
Diluted net earnings per common share based on average
outstanding shares of 2,847,507 in 2008 and 2,865,312 in 2007	$0.13	$0.41

Dividends declared per share of common stock	$0.09	$0.09

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Net earnings	$383,930	$1,177,733
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax
of $299,128 and $36,443	580,660	70,742
Change in unfunded pension liability, net of tax of $2,558	4,966	-
Total other comprehensive income	585,626	70,742
Comprehensive income	$969,556	$1,248,475

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net earnings	$383,930	$1,177,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	192,279	91,598
Gain on sale of other investment	(717,415)	-
Provision for loan losses	886,804	(34,826)
Non-cash compensatory options	23,270	23,734
(Gain)/loss on sale of other real estate	72,278	(60,184)
Loss on fixed and repossessed asset disposal	1,870	4,772
Change in:
Accrued interest receivable and other assets	158,225	(179,767)
Accrued interest payable and other liabilities	(65,468)	(33,738)
Net cash provided by operating activities	935,773	989,322

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	9,777,887	14,382,785
Proceeds from sales of other real estate	1,232,858	393,151
Purchases of securities available for sale	(8,204,503)	(14,223,165)
Purchases of other investments	(2,000)	(76,700)
Proceed from sale of other investments	843,400	-
Additions to other real estate	(938,054)	(955)
Net change in loans	(4,782,433)	(5,185,293)
Purchases of premises and equipment	(70,485)	(105,846)
Net cash used by investing activities	(2,143,330)	(4,816,023)

Cash flows from financing activities:
Net change in deposits	(2,271,943)	7,337,028
Proceeds from exercise of stock options	-	23,799
Proceeds from other borrowed funds	-	1,000
Dividends paid	(252,988)	(252,808)
Net cash provided (used) by financing activities	(2,524,931)	7,109,019
Net change in cash and cash equivalents	(3,732,488)	3,282,318
Cash and cash equivalents at beginning of period	21,343,108	26,478,947
Cash and cash equivalents at end of period	$17,610,620	$29,761,265

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$580,660	$70,742
Transfer of loans to other real estate owned	$3,662,320	$-
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,819,147	$3,830,123
Income taxes	$-	$130,954

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, McIntosh State Bank (the “Bank”) and McIntosh Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company’s accounting policies are fundamental to management’s discussion and analysis of financial condition and results of operations.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report to Shareholders.

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

Item 1.  Financial Statements (continued)

Earnings per common share has been computed based on the weighted average number of shares outstanding during the period, which totaled 2,810,976 and 2,810,020 for the periods ended March 31, 2008 and 2007, respectively.  The basic earnings per share calculation for both periods has been adjusted to reflect the impact of dilutive securities in the form of stock options.  The basic and diluted earnings per share for March 31, 2008 and 2007 are as follows:

	Net Earnings	Common Shares	Per Share Amount

For the three months ended March 31, 2008
Basic earnings per share	$383,930	2,810,976	$0.14
Effect of dilutive securities	-	36,531	(0.01)

Diluted earnings per share	$383,930	2,847,507	$0.13

For the three months ended March 31, 2007
Basic earnings per share	$1,177,733	2,810,020	$0.42
Effect of dilutive securities	-	55,292	(0.01)

Diluted earnings per share	$1,177,733	2,865,312	$0.41

(4)	Financial Accounting Standards Board Statement 123 Revised

Statement of Financial Accounting Standards No. 123 (revised 2004), Accounting for Stock- Based Compensation, (SFAS 123(R)) addresses accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods and services.  SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value based method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.

The Company recorded $23,270 and $23,734 in compensation expense related to the adoption of SFAS 123(R) during each of the quarters ended March 31, 2008, and March 31, 2007, respectively.  The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2008 is approximately $93,000.

As of March 31, 2008 and March 31, 2007, there was approximately $285,000 and $386,000, respectively, of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of approximately five years.

Item 1.  Financial Statements (continued)

(5)	Financial Accounting Standards Board Statement 157

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157) expands disclosures about fair value measurements and applies under other accounting Statements that the Company has previously adopted.  The effective date of SFAS 157 is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS 157 establishes a fair value hierarchy for assets and liabilities.  Level 1 represents valuation based upon quoted prices for identified instruments traded in active markets; Level 2 represents valuation based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market; and Level 3 represents valuation based upon model-based techniques that use at least one significant assumption not observable in the market.  These observable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques categorized as Level 3 include option pricing and discounted cash flow models.

The Company utilizes fair value measures to record fair value adjustments on certain assets and to complete fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis.  Other asset categories that are affected by periodic adjustments to fair value include:  goodwill; impaired loans; and other real estate.  The Company, as allowed under SFAS 157, elects to disclose on a prospective basis.  Following is a description of valuation methodologies used by the Company:

Investment Securities Available-for-Sale – Investment securities available-for-sale (AFS) recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, that are traded by dealers and brokers in active over-the-counter markets, and money market funds.  Level 2 securities include U. S. Treasury and Agency securities, mortgage-backed securities issued by government sponsored entities, municipals bonds, and corporate debt securities.  Level 3 securities include asset-backed securities in less liquid markets.

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, substantially all of the Bank’s impaired loans were evaluated based on the fair value of the collateral, liquidation value, or discounted cash flow methods.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Item 1.  Financial Statements (continued)

Other Real Estate - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as a nonrecurring Level 3 asset.

Goodwill - Goodwill is subject to periodic impairment testing.  A discounted cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected discounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill subjected to nonrecurring fair value adjustments as Level 3.

Assets Recorded At Fair Value on a Recurring Basis as of March 31, 2008

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities AFS	$75,169	$-	$75,169	$-
Total Recurring	$75,169	$-	$75,169	$-

Assets Recorded At Fair Value on a Nonrecurring Basis as of March 31, 2008

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$17,096	$-	$17,096	$-
Other Real Estate	9,691	-	9,691	-
Goodwill	601	-	-	601
Total Nonrecurring	$27,388	$-	$26,787	$601

Total Fair Value of Assets	$102,557	$-	$101,956	$601

(6)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.

(7)	Recent Accounting Pronouncements

The Company is unaware of any recent accounting pronouncements that would materially impact the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclosure

Statements in this report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of the Company could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this report as well as the following specific items:

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

Financial Condition

The financial condition of the Company as of March 31, 2008 shows assets declined $1,604,737 or 0.4% and $9,011,154 or 1.9% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), fell $4,415,057 or 4.5% and $22,652,453 or 19.6% from year-end and year-ago periods, respectively.  The decline in liquid assets from year-end is due to a $4,914,000 decline in federal funds sold and interest bearing deposits during the first three months of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loans

Gross loans fell $937,369 or 0.3% and increased $6,734,997 or 2.0% from the year-end and year-ago periods, respectively.  Loan shrinkage during the first three months of 2008 and over the past 12 months is principally attributable to higher other real estate balances.  Total deposits fell $2,271,943 or 0.6% and $1,862,696 or 0.5% from the year-end and year-ago periods, respectively.  The decline in deposits since year-end is principally attributable to a $2,530,135 or 2.2% decline in money market and interest bearing demand deposit balances and a $6,813,798 or 2.8% decline in time deposits offset by a $5,178,720 or 16.2% increase in demand deposits.

The allowance for loan losses (ALL) declined $1,121,678 or 16.1% and increased $1,087,407 or 22.9% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $886,804 and $2,008,482 in net charge-offs.  The change in ALL from the year-ago period results from $4,246,000 in provision expense and $3,158,593 in net charge-offs.  As of March 31, 2008, the ALL as a percentage of gross loans (reserve ratio) is 1.71% versus 2.03% and 1.42% as of the year-end and year-ago periods, respectively.   The following table outlines impaired loans:

	March 31, 2008	December 31, 2007	March 31, 2007
Total Impaired Loans	$17,095,684	$16,542,763	$2,871,591
ALL for Impaired Loans	$1,938,619	$2,916,854	$730,300
Impaired Loan %	11.34%	17.63%	25.43%

The decrease in the reserve ratio from the year-end period results from lower impairment estimates for impaired loans.  While impaired loans rose $552,921 from year-end, the degree of impairment as measured by the impaired loan percentage declined from year-end to March 31, 2008.  This decline was the result of management electing to recognize losses totaling $929,964 on impaired loans during the three months ending March 31, 2008.  Revisions to the Bank’s loss experience after considering the loss experience from 2007 resulted in $180,817 more required reserve.  Revisions to estimates utilized in calculating the unallocated portion of the ALL resulted in $205,493 less required reserve.  Factors that management considers in determining the level of unallocated ALL include, but are not limited to:  changes in lending policies or procedures, including underwriting standards and collection and charge-off practices; changes in national, regional, and local economic and business conditions that affect the loan portfolio’s overall collectability; changes in the mix of the loan portfolio; changes in the experience and depth of lending staff; changes in the volume and severity of past due and nonaccrual loans; changes in the value underlying collateral on collateral-dependent loans; the level of any loan concentrations; and the effect of other external factors such as competition and legal and regulatory constraints.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 8.59% at March 31, 2008 versus 8.72% and 1.20% as of the year-end and year-ago periods, respectively.  The lower delinquency ratio from the year-end period is principally due to $1,612,000 less loans delinquent 30 days or more and not on nonaccrual partially offset by $1,066,000 more nonaccrual loans.

As of March 31, 2008, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 50.5% of the Company’s loan portfolio including unfunded commitments.  As of March 31, 2008, AD&C loans represented 36.5% of gross loans and commitments versus 38.0% and 42.9% as of the prior year-end and the year-ago periods, respectively.

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of March 31, 2008 and December 31, 2007 (amounts in thousands).

	March 31, 2008		December 31, 2007
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$104,426	56%	$110,321	58%
Land	38,313	21%	34,600	18%
Sub total	142,739	77%	144,921	76%
Multi-family	4,286	2%	4,086	2%
Non-farm non-residential	39,078	21%	41,665	22%
Total	$186,103	100%	$190,672	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	415%	339%	415%	347%
Construction, development & land, multi-family and non-farm non-residential	540%	443%	685%	456%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a recap of other real estate activity from December 31, 2007 to March 31, 2008:

Balance as of December 31, 2007	$6,246,715
Additions to base amount	1,099,061
Write-down	(61,000)
Sale of 17 residential vacant lots	(515,180)
Sale of 6 residential construction properties	(740,963)
Foreclosure on 12 residential lots and unimproved acreage	505,212
Foreclosure on 21 residential construction properties	3,157,108
Balance as of March 31, 2008	$9,690,953

The following is an inventory of other real estate as of March 31, 2008:

		Carrying
	Number	Amount
1-4 Family Residences	36	$5,959,149
Residential Lots	85	2,374,259
Unimproved Aces of Land	50	1,357,545
Total Other Real Estate		$9,690,953

The Bank foreclosed 33 properties with carrying balances totaling $3,662,320 and sold 23 properties with carrying balances totaling $1,256,143 from year-end 2007 to March 31, 2008.  The Bank devotes a seasoned construction lender and licensed real estate professional to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Capital

As of March 31, 2008, the Company’s equity capital rose $739,837 or 2.0% and $1,768,219 or 4.8% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $383,930 in net income, an increase of $580,660 in unrealized gains on securities available-for-sale, $4,966 in noncash benefit for net unfunded pension plan liability under Financial Accounting Standard 158, $23,270 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), partially offset by $252,988 in cash dividends paid.

The change in equity capital from the year-ago period results from $1,794,085 in net income, an increase of $859,616 in unrealized gains on securities available-for-sale, $32,924 in noncash benefit for net unfunded pension plan liability under Financial Accounting Standard 158, $93,545 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), partially offset by $1,011,951 in cash dividends paid.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of March 31, 2008, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table. Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	10.0%
Tier 1 Capital minimum requirement	6.0%
Excess	4.0%

Total Capital, Actual	11.3%
Total Capital minimum requirement	10.0%
Excess	1.3%

Leverage Ratio
Leverage Ratio, Actual	8.2%
Minimum leverage required	5.0%
Excess	3.2%

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  Most of the revenues of the Company result from dividends paid to it by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Company, its shareholder.  Under Department of Banking and Finance (DBF) regulations, the Bank may not declare and pay dividends out of retained earnings without first obtaining the written permission of the DBF unless it meets the following requirements:  (i) total classified assets as of the most recent examination of the bank does not exceed 80% of equity capital (as defined by the regulation); (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and (iii) the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks.  As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance.  Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items.  The amount available by the Bank to pay the Company in dividends during 2008 and with prior approval of the DBF is $1,301,000.  DBF approval is contingent upon several factors, as noted above, and is considered by management a significant limiting factor in the Company’s ability to continue paying its cash dividend.

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of March 31, 2008, the Bank’s liquidity ratio was 11.2% versus 10.5% and 14.9% as of the year-end and the year-ago periods, respectively.  As of March 31, 2008, brokered deposits totaled $54,660,206 and decreased $3.4 million and increased $15.7 million from the year-end and year-ago periods, respectively.  Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding.

The Bank has $5 million in FHLB advances that may convert to 3 month LIBOR within the next 12 months and $2 million in FHLB advances that mature within the next 12 months.  Management believes unless rates change materially, the FHLB will exercise its right to convert these advances.  At that time, management will have the option to repay the advances without penalty or accept 3 month LIBOR for the remainder of the advance term.  Depending on balance sheet demands at the time of conversion, management may accept the floating rate, elect to draw additional funds from the FHLB to repay these advances, repay the FHLB in full without further advance, or utilize other wholesale funding alternatives that may be more attractively priced.  Management believes that these advance conversions and maturity will not materially affect Bank liquidity.

FHLB advances are drawn under a $49.1 million line of credit with FHLB.  There has been no advance activity since year-end.  Effective May 1, 2008 the FHLB will lower its lendable collateral percentage on 1-4 family first lien residential collateral by up to 5 basis points depending on the risk profile of the Bank.  This adjustment and a change in the risk category of the Bank will reduce borrowing capacity $4.4 million.  Line capacity outlined previously has been adjusted to reflect these changes.  As of March 31, 2008, the weighted average rate and weighted average maturity of the Bank’s $12 million in outstanding FHLB advances is 3.65% and 51 months, respectively.

On January 7, 2008 the Company renewed its line of credit with its primary correspondent bank.  The renewal increased the line of credit $4 million to $12 million.  The line of credit is tied to the prime lending rate and matures in 2010.  The schedule of payments for the line call for interest only for a period followed by amortizing the outstanding balance over 10 years.  The line of credit is secured by all stock of the Bank and includes negative and positive covenants covering, in part, capital, earnings, and cash dividends.  No advances occurred under the line during the period ending March 31, 2008.  Management is anticipating negotiating a waiver on one negative covenant in the near future.  However, it can not at this time predict the outcome as certain information has not yet finalized.  If management is unsuccessful in its negotiations, the line of credit could be eliminated.

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

Results of Operations – Three months ended March 31, 2008

Net interest income for the three months declined $900,945 or 19.4% from the year-ago period.  The Company’s March 31, 2008 tax equivalent net interest margin of 3.56% declined 86 basis points from the year-ago period.  Lower net interest income and thus compressed net interest margin results from carrying nonearning assets including $22.6 million in nonaccrual loans and $9.7 million in other real estate and repricing loan rates faster than deposit rates as the prime interest rate has fallen.

Total interest income for the three months declined $1,202,753 or 14.0% from the year-ago period.  The yield on earning assets as of March 31, 2008 was 6.94% and fell 112 basis points from the year-ago period.  The decline in the yield on earning assets from the year-ago period results from a 158 basis point decline in loan yield, a 27 basis point rise in investment portfolio yield, and a 187 basis point decline in yield on federal funds sold and interest bearing deposits.  The overall decline in yield on earning assets from the year-ago period versus the three months ended March 31, 2008 principally results from:  repricing renewing loans and originating new loans at generally lower interest rates as the prime lending rate has fallen 300 basis points during the period; $71,744 or 17% less loan fee income versus the year-ago period; and the reversal of $75,434 in loan interest income during the period as a result of placing loans on nonaccrual.

Interest expense for the three months declined $301,808 or 7.6% from the year-ago period.  The cost of funds as of March 31, 2008 was 3.85% and fell 36 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 42 basis point decline in the cost of funds on interest bearing deposits and a 6 basis point rise in borrowed money cost.  The overall decline in the cost of funds from the year-ago period versus the three months ended March 31, 2008 results from the Bank repricing its nonmaturing and time deposits and borrowed funds at lower interest rates as the prime lending rate has fallen 300 basis points during the period.

The provision for loan losses for the three months rose $921,630 from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for provision expense.

Other income for the three months rose $616,270 or 60.7% from the year-ago period.  This increase was the result of gains on the sale of closely held stock totaling $717,415 partially offset by an increase in the loss on the sale of other real estate of $132,462.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest expense for the three months increased $60,310 or 1.5% from the year-ago period.  Expense control instituted by management has resulted in slowing the rise in noninterest expenses.  Exclusive of $222,104 in other real estate and collection expense incurred during the quarter, noninterest expense would have declined 4% from the year-ago period.  Full-time equivalent employees for the Company have fallen from 144 to 143 from the year-ago period.

Income tax expense for the three months declined $469,812 or 79.5% from the year-ago period.  The decrease from the year-ago period is principally attributable to 71.4% less income before income tax and a decline in the effective tax rate from 33.4% to 24%.  The fall in the effective income tax rate results from a decline in estimated State income tax liability as the majority of the Company’s State tax obligation is expected to be satisfied by amounts paid when the Company pays its business, occupation, and license taxes due to the State.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Form 10-K.

Item 4T.  Controls and Procedures

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting met those criteria and is effective.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
None.

Item 1A.  Risk Factors
Not applicable.

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

2.6	Quarterly Letter to Shareholders of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 99 to the Registrant’s Form 8-K, filed by the Registrant on May 8, 2008, File No. 0-49766).

31.1	Certifications of the Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date:  May  9, 2008

By /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  May 9, 2008

By /s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)