Form 10-Q
period 2008-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2008-08-13
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of August 13, 2008, 2,810,976 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

		Consolidated Statements of Operations (Unaudited) for Each of the Three and Six	3
		Months ended June 30, 2008 and 2007

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Six Months ended June 30, 2008 and 2007

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Six	5
		Months ended June 30, 2008 and 2007

		Notes to consolidated financial statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	10
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19
	Item 4T.	Controls and Procedures	20
PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	20

	Item 6.	Exhibits	21

	Signatures		22

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)

Cash and due from banks	$7,879,644	$6,491,435
Interest bearing deposits	5,185,651	6,727,673
Federal funds sold	4,102,000	8,124,000
Investment securities held to maturity (market value of $233,512 and $231,047)	235,000	235,512
Investment securities available for sale	66,867,457	75,850,582
Other investments	3,482,979	1,760,865
Loans	343,731,355	341,854,333
Less: Allowance for loan losses	(9,481,528)	(6,956,164)
Loans, net	334,249,827	334,898,169
Premises and equipment, net	7,015,494	7,443,657
Other real estate	8,200,044	6,246,715
Accrued interest receivable	3,102,301	3,835,210
Bank owned life insurance	6,623,479	6,516,157
Other assets	4,954,351	4,324,605
Total assets	$451,898,227	$462,454,580

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$35,921,468	$31,891,955
Money market and NOW accounts	99,195,859	116,452,038
Savings	16,781,547	12,568,818
Time deposits of $100,000 or more	116,327,072	117,250,399
Time deposits	121,492,526	129,113,648
Total deposits	389,718,472	407,276,858
Borrowed funds	21,479,836	12,461,379
Accrued interest payable and other liabilities	4,459,788	4,913,897
Total liabilities	415,658,096	424,652,134
Commitments

Stockholders' equity:
Common stock, par value $2.50; 10,000,000 shares authorized,
2,810,976 shares issued and outstanding	7,027,440	7,027,440
Surplus	5,733,129	5,686,589
Retained earnings	23,997,307	25,172,294
Accumulated other comprehensive loss	(517,745)	(83,877)
Total stockholders' equity	36,240,131	37,802,446
Total liabilities and stockholders' equity	$451,898,227	$462,454,580

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months		Six Months
	2008	2007	2008	2007

Interest income:
Loans, including fees	$5,694,063	$7,750,857	$12,077,963	$15,178,303
Interest on investment securities:
U.S. Treasury, U.S. Governent agency and mortgage-backed securities	768,086	892,374	1,565,545	1,789,738
State, county and municipal	93,354	108,220	209,081	213,945
Other investments	32,739	30,233	58,058	60,599
Federal funds sold and other short-term investments	28,006	123,531	121,406	281,188
Total interest income	6,616,248	8,905,215	14,032,053	17,523,773

Interest expense:
Interest-bearing demand and money market	306,020	897,479	838,999	1,797,674
Savings	49,351	44,267	89,761	87,671
Time deposits of $100,000 or more	1,360,832	1,540,303	2,817,990	3,066,046
Other time deposits	1,312,318	1,425,859	2,852,641	2,755,496
Other	131,772	187,636	243,718	373,281
Total interest expense	3,160,293	4,095,544	6,843,109	8,080,168
Net interest income	3,455,955	4,809,671	7,188,944	9,443,605
Provision for loan losses	3,971,304	227,500	4,858,108	192,674
Net interest income after provision for loan losses	(515,349)	4,582,171	2,330,836	9,250,931

Other Income:
Service charges	612,609	566,208	1,204,834	1,094,585
Investment securities gains	1,466,725	4,200	2,184,140	4,200
Increase in cash surrender value of life insurance	62,880	68,784	125,760	137,568
Other real estate owned gains (losses)	(88,837)	3,519	(161,115)	63,703
Fixed and repossessed asset gains (losses)	(7,384)	(537)	(9,254)	(5,309)
Other income	321,797	402,582	663,493	770,807
Total other income	2,367,790	1,044,756	4,007,858	2,065,554

Other expenses:
Salaries and employee benefits	2,233,431	2,585,385	4,713,451	5,177,055
Occupancy and equipment	455,762	455,467	903,382	880,244
Other operating	1,053,898	880,718	2,107,130	1,784,833
Total other expenses	3,743,091	3,921,570	7,723,963	7,842,132
Earnings (loss) before income taxes	(1,890,650)	1,705,357	(1,385,269)	3,474,353
Income tax expense (benefit)	(584,721)	571,931	(463,270)	1,163,194
Net earnings (loss)	$(1,305,929)	$1,133,426	$(921,999)	$2,311,159

Basic earnings (loss) per common share based on average
outstandingshares of 2,810,976 in 2008 and 2,810,103 in 2007	$(0.46)	$0.40	$(0.33)	$0.82

Diluted net earnings (loss) per common share based on average outstanding sharesfor the three months of 2,810,976 in 2008 and
2,870,970 in 2007 and for the six months of 2,810,976 in 2008 and 2,869,569 in 2007	$(0.46)	$0.40	$(0.33)	$0.81

Dividends declared per share of common stock	$-	$0.09	$0.09	$0.18

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Net earnings (loss)	$(921,999)	$2,311,159
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on securities available for sale:
Holding losses arising during period, net of tax of ($220,592) and ($309,586)	(428,208)	(600,962)
Less: Reclassification adjustment for gains on sale of securities, net of tax of ($8,033)	(15,592)	-
Change in unfunded pension liability, net of tax of $5,115 and $60,801	9,932	118,026
Total other comprehensive income (loss)	(433,868)	(482,936)
Comprehensive income (loss)	$(1,355,867)	$1,828,223

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(921,999)	$2,311,159
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, accretion and amortization	406,203	249,477
Gain on sale of other investments	(2,158,514)	(4,200)
Gain on sale or call of securities available for sale	(25,626)	-
Provision for loan losses	4,858,108	192,674
Non-cash compensatory options	46,540	47,468
(Gain)/loss on sale of other real estate	161,115	(63,703)
Loss on fixed and repossessed asset disposal	9,254	241
Change in:
Accrued interest receivable and other assets	231,045	(394,240)
Accrued interest payable and other liabilities	(459,223)	(39,057)
Net cash provided by operating activities	2,146,903	2,299,819

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	15,440,177	25,573,266
Proceeds from sales of securities available for sale	9,466,448	-
Proceeds from sales of other real estate	3,617,859	574,960
Purchases of securities available for sale	(16,563,779)	(20,213,858)
Purchases of other investments	(2,361,179)	(76,700)
Proceed from sales of other investments	2,797,579	-
Additions to other real estate	(1,151,095)	(9,854)
Net change in loans	(8,790,974)	(19,758,427)
Purchases of premises and equipment	15,163	(258,559)
Net cash (used) provided by investing activities	2,470,199	(14,169,172)

Cash flows from financing activities:
Net change in deposits	(17,558,386)	1,200,974
Proceeds from exercise of stock options	-	23,800
Proceeds from other borrowed funds	20,518,457	562,445
Repayment of other borrowed fund	(11,500,000)	-
Dividends paid	(252,988)	(505,796)
Net cash (used) provided by financing activities	(8,792,917)	1,281,423
Net change in cash and cash equivalents	(4,175,813)	(10,587,930)
Cash and cash equivalents at beginning of period	21,343,108	26,478,947
Cash and cash equivalents at end of period	$17,167,295	$15,891,017

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(428,207)	$(600,962)
Transfer of loans to other real estate owned	$4,532,208	$118,026
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,198,413	$7,931,371
Income taxes	$-	$1,416,954

See accompanying notes to financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

Item 1.  Financial Statements (continued)

Earnings per common share has been computed based on the weighted average number of shares outstanding for the period ended June 30, 2007.  The basic earnings per share calculation for 2007 has been adjusted to reflect the impact of dilutive securities in the form of stock options.  Only a reconciliation for the periods ended June 30, 2007 is presented.  Inclusion of potenial common shares for the periods ended June 30, 2008 would be anti-dilutive; therefore these amounts are not presented. The basic and diluted earnings per share for June 30, 2007 are as follows:
	Net Earnings	Common Share	Per Share Amount
For the three months ended June 30, 2007
Basic earnings per share	$1,133,426	2,810,976	$0.40
Effect of dilutive securities	-	59,994	-

Diluted earnings per share	$1,133,426	2,870,970	$0.40

	Net Earnings	Common Share	Per Share Amount
For the six months ended June 30, 2007
Basic earnings per share	$2,311,159	2,810,103	$0.82
Effect of dilutive securities	-	59,466	(0.01)

Diluted earnings per share	$2,311,159	2,869,569	$0.81

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

The Company recorded $46,540 and $47,468 in compensation expense related to the adoption of SFAS 123(R) during each of the six months ended June 30, 2008, and June 30, 2007, respectively.  The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2008 is approximately $93,000.

As of June 30, 2008 and June 30, 2007, there was approximately $261,500 and $362,000, respectively, of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of approximately five years.

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, substantially all of the Bank’s impaired loans were evaluated based on the fair value of the collateral, liquidation value, or discounted cash flow methods.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Item 1.  Financial Statements (continued)

Other Real Estate - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3 asset.

Goodwill - Goodwill is subject to periodic impairment testing.  A discounted cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected discounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, the Company classifies goodwill subjected to nonrecurring fair value adjustments as Level 3 asset.

Thirty percent of impaired loans are associated with the entity responsible for goodwill.  However management believes, at this time, that impaired loans in this unit have peaked and are properly reserved.  Discounted future cash flows from operations are sufficient to support the goodwill amount and no impairment is needed.

Assets Recorded At Fair Value on a Recurring Basis as of June 30, 2008

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities AFS	$66,867	$-	$66,867	$-
Total Recurring	$66,867	$-	$66,867	$-

Assets Recorded At Fair Value on a Nonrecurring Basis as of June 30, 2008

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$32,080	$-	$32,080	$-
Other Real Estate	8,200	-	8,200	-
Goodwill	601	-	-	601
Total Nonrecurring	$40,881	$-	$40,280	$601

Total Fair Value of Assets	$107,748	$-	$107,147	$601

(6)	Commitments

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

Financial Condition

The financial condition of the Company as of June 30, 2008 shows assets declined $10,556,353 or 2.3% and $12,554,148 or 2.7% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), fell $13,159,450 or 13.5% and $11,368,115 or 11.9% from year-end and year-ago periods, respectively.  The overall decline in liquid assets over both periods results primarily from the June 2008 sale of $9,466,448 in out-of-state municipal bonds.  These bonds represented 77% of all tax free bonds in the portfolio.  Management’s reasons for selling these bonds were:  (a) restructure the bond portfolio to take advantage of higher taxable bond yields; and (b) ongoing concerns over bond insurers financial difficulties as well as increased concerns about the overall credit worthiness of municipalities facing tax and revenue shortfalls resulting from weakness in the economy.  Liquid assets were used, in part, to fund deposit run-off outlined below.

Loans

Gross loans rose $1,877,022 or 0.6% and declined $4,994,046 or 1.4% from the year-end and year-ago periods, respectively.  Loan shrinkage over the past 12 months is principally attributable to $6,493,296 more in other real estate balances.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to fall further in coming quarters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The allowance for loan losses (ALL) increased $2,525,364 or 36.3% and $4,536,649 or 91.7% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $4,858,108 and $2,332,744 in net charge-offs.  The change in ALL from the year-ago period results from $7,989,804 in provision expense and $3,453,155 in net charge-offs.  As of June 30, 2008, the ALL as a percentage of gross loans (reserve ratio) is 2.76% versus 2.03% and 1.42% as of the year-end and year-ago periods, respectively.   The following table outlines impaired loans:

	June 30, 2008	December 31, 2007	June 30, 2007
Total Impaired Loans	$32,079,958	$16,542,763	$2,890,889
ALL for Impaired Loans	$5,899,647	$2,916,854	$758,035
Impaired Loan %	18.39%	17.63%	26.22%

The increase in the reserve ratio from the prior periods principally results from an increase in impaired loans as outlined.  Revisions to the Bank’s loss experience after considering the losses from 2007 resulted in $149,782 more required reserve.  Revision from 2007 to estimates utilized in calculating the unallocated portion of the ALL resulted in $213,990 less required reserve.  Factors that management considers in determining the level of unallocated ALL include, but are not limited to:  changes in lending policies or procedures, including underwriting standards and collection and charge-off practices; changes in national, regional, and local economic and business conditions that affect the loan portfolio’s overall collectability; changes in the mix of the loan portfolio; changes in the experience and depth of lending staff; changes in the volume and severity of past due and nonaccrual loans; changes in the value underlying collateral on collateral-dependent loans; the level of any loan concentrations; and the effect of other external factors such as competition and legal and regulatory constraints.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 10.42% at June 30, 2008 versus 8.72% and 2.46% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio from the year-end period is principally due to $4,225,381 less loans delinquent 30 days or more and not on nonaccrual more than offset by $10,254,500 more nonaccrual loans.  The following table outlines nonaccrual loans:

	June 30, 2008	December 31, 2007	June 30, 2007
Total Nonaccrual Loans	$31,819,237	$21,564,737	$462,816
Nonaccrual Loans to Gross Loans	9.25%	6.30%	0.13%

As of June 30, 2008, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 50.5% of the Company’s loan portfolio including unfunded commitments.  As of June 30, 2008, AD&C loans represented 32.2% of gross loans and commitments versus 38.0% and 42.8% as of the prior year-end and the year-ago periods, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The primary risks of AD&C lending are:
(a)   Loans are dependent upon continued strength in demand for residential real estate.  Demand for residential real estate is dependent  on favorable real estate mortgage rates and population growth from expanding industry and services in the metropolitan Atlanta area.
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

Banks that are subject to the CRE guidance's triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks.  Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank's CRE loans by category and CRE loans as percent of total risked based capital as of
June 30, 2008 and December 31, 2007

	June 30, 2008		December 31, 2007
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$98,198	55%	$110,321	58%
Land	35,464	20%	34,600	18%
Sub total	133,662	75%	144,921	76%
Multi-family	5,561	3%	4,086	2%
Non-farm non-residential	40,426	22%	41,665	22%
Total	$179,649	100%	$190,672	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	415%	328%	415%	347%
Construction, development & land, multi-family and non-farm non-residential	540%	440%	685%	456%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Creditors for Trouble Debt Restructurings, (SFAS 15), management has identified $2,510,890 in loans restructured from their original terms.  The result of these trouble debt restructurings is the Bank’s agreement to forbear on collecting $127,959 in accrued but unpaid interest when the notes matured and were renewed.  These credits are currently on nonaccrual and have been reviewed for impairment.

The following is a recap of other real estate activity from December 31, 2007 to June 30, 2008:

Balance as of December 31, 2007	$6,246,715
Additions to base amount	1,212,095
Write-down	(61,000)
Sale of 23 residential vacant lots	(908,580)
Sale of 21 residential construction properties	(2,821,394)
Foreclosure on 25 residential lots and unimproved acreage	799,812
Foreclosure on 25 residential construction properties	3,732,396
Balance as of June 30, 2008	$8,200,044

The following is an inventory of other real estate as of June 30, 2008:

		Carrying
	Number	Amount
1-4 Family Residences	25	$4,566,915
Residential Lots	92	2,578,984
Unimproved Acres of Land	47	1,054,145
Total Other Real Estate		$8,200,044

The Bank foreclosed 50 properties with carrying balances totaling $4,532,208 and sold 44 properties with carrying balances totaling $3,729,974 from year-end 2007 to June 30, 2008.  The Bank devotes a seasoned construction lender and real estate professional to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.  Management anticipates a significant increase in newly foreclosed properties over the next six months.

Deposits

Total deposits fell $17,558,386 or 4.3% and $11,013,085 or 2.8% from the year-end and year-ago periods, respectively.  The decline in deposits is principally attributable the decline in NOW and money market balances totaling $17,256,179 or 14.8% and $19,366,193 or 16.3% versus year-end and the year-ago periods.  The decline from year-end is partially attributable to $9.8 million less in public deposits.  As the appointed depository for the Butts County Special Local Option Sales Tax bond proceeds, funds distributed to municipalities from this bond issue continue to run-off as approved infrastructure projects are completed.  In addition, public funds for Butts County property taxes totaling $2.5 million have been dispersed and public funds rotated out as a regular rotation of the Jasper County Board of Commissioners total $5.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital

As of June 30, 2008, the Company’s equity capital declined $1,562,315 or 4.1% and $884,426 or 2.4% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $921,999 in net loss, a decrease of $443,800 in unrealized gains on securities available-for-sale, $9,932 in noncash benefit for net unfunded pension plan liability under Financial Accounting Standard 158, $46,540 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and partially offset by $252,988 in cash dividends paid.

The change in equity capital from the year-ago period results from $895,171 in net loss, an increase of $506,862 in unrealized gains on securities available-for-sale, $80,135 in noncash charge for net unfunded pension plan liability under Financial Accounting Standard 158, $93,081 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and by $758,963 in cash dividends paid.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of June 30, 2008, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table.  Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	9.8%
Tier 1 Capital minimum requirement	6.0%
Excess	3.8%

Total Capital, Actual	11.1%
Total Capital minimum requirement	10.0%
Excess	1.1%

Leverage Ratio
Leverage Ratio, Actual	8.0%
Minimum leverage required	5.0%
Excess	3.0%

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks.  As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance.  Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items.  The amount available by the Bank to pay the Company in dividends during 2008 and with prior approval of the DBF is $1,301,000.  DBF approval is contingent upon several factors as noted above and is considered by management a significant limiting factor in the Company’s ability to continue paying its cash dividend.

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of June 30, 2008, the Bank’s liquidity ratio was 10.5% versus 10.5% and 12.4% as of the year-end and the year-ago periods, respectively.  As of June 30, 2008, brokered deposits totaled $52,053,110 and declined $6.0 million and increased $1.7 million from the year-end and year-ago periods, respectively.  Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding and to supplement local deposit gathering efforts.

The Bank has $7 million in FHLB advances that may convert to 3 month LIBOR within the next 12 months and $7 million in FHLB advances that mature within the next 12 months.  Management believes unless rates change materially, the FHLB will exercise its right to convert these advances.  At that time, management will have the option to repay the advances without penalty or accept 3 month LIBOR for the remainder of the advance term.  Depending on balance sheet demands at the time of conversion, management may accept the floating rate, elect to draw additional funds from the FHLB to repay these advances, repay the FHLB in full without further advance, or utilize other wholesale funding alternatives that may be more attractively priced.  Management repaid $5 million of maturing FHLB funding in early July 2008.  Management believes that these advance conversions and maturities will not materially affect Bank liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FHLB advances are drawn under a $44.9 million line of credit with FHLB.  During the quarter , management drew $5 million in daily revolving credit to supplement short term liquidity needs; drew $2 million in a 7 year convertible advance at 2.86%, and drew $2 million in a 10 year convertible advance at 3.60%.  As of June 30, 2008, the weighted average rate and weighted average maturity of the Bank’s $21 million in outstanding FHLB advances is 3.31% and 47 months, respectively.

On January 7, 2008 the Company renewed its line of credit with its primary correspondent bank.  The renewal increased the line of credit $4 million to $12 million.  The line of credit is tied to the prime lending rate and matures in 2010.  The schedule of payments for the line call for interest only for a period followed by amortizing the outstanding balance over 10 years.  The line of credit is secured by all stock of the Bank and includes negative and positive covenants covering, in part, capital, earnings, and cash dividends.  No advances occurred under the line during the period ending June 30, 2008.  Management was unable to renegotiate the terms of this line in order to remain in compliance with its covenants; therefore, the line is presently unavailable.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation – Three months ended June 30, 2008 and 2007

Net interest income for the three months declined $1,353,716 or 28.2% from the year-ago period.  This decline is due to the following:  a $133,415 decline in loan fee income during the three months ending June 30, 2008 versus the year-ago period; reversed loan interest from placing loans on nonaccrual during the three months ending June 30, 2008 versus the year-ago period totaling $455,580; carrying $34.3 million more in average nonaccrual loans and other real estate as of June 30, 2008 versus the year-ago period; and loans grew $11.7 million less in the three months ending June 30, 2008 versus the year-ago period.

The Company’s June 30, 2008 tax equivalent net interest margin of 3.40% declined 108 basis points from the year-ago period.  Eleven basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.

Total interest income for the three months declined $2,288,967 or 25.7% from the year-ago period.  The yield on earning assets as of June 30, 2008 was 6.31% and declined 192 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 235 basis point drop in loan yield, a 4 basis point increase in investment portfolio yield, and a 325 basis point decrease in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was the 325 fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Interest expense for the three months fell $935,251 or 22.8% from the year-ago period.  The cost of funds as of June 30, 2008 was 3.37% and fell 91 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 91 basis point decline in the cost of funds on interest bearing deposits and a 3 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended June 30, 2008 results from the Bank repricing both its nonmaturing and maturing time deposits lower as interest rates have fallen 325 bps.

Provision for loan losses for the three months rose $3,743,804 or 1645.6% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months rose $1,323,034 or 126.6% from the year-ago period.  This increase is principally due to $1,462,525 in gain on the sale of securities and other investments.  During the quarter ending June 30, 2008, for reasons previously discussed, management elected to liquidate $9.5 million in municipal bonds.  This sale resulted in a gain of $23,625.  In addition, management elected to sell 527 shares of Class A common stock of Silverton Financial Services, Inc. and recognized a $1,441,099 gain on sale.

Other noninterest expense for the three months declined $178,479 or 4.6% from the year-ago period.  This decrease is predominately attributable to lower salary and employee benefit expenses.  Salaries and personnel expense has fallen $351,954 or 13.6% as full-time equivalent employees for the Company have fallen from 146.5 to 141.5.  In addition, certain other compensation plans accrued for in 2007 have been suspended in 2008.  Other operating expense increased $173,180 or 19.7% due to costs associated with holding other real estate and collection expenses.

Income tax expense for the three months declined $1,156,652 or 202.2% from the year-ago period.  The decrease from the year-ago period is attributable to 210.9% less net income before income tax.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation – Six months ended June 30, 2008 and 2007

Net interest income for June 30, 2008 declined $3,100,340 or 20.4% from the year-ago period.  This decline is due to the following:  a $205,159 decline in loan fee income during the six months ending June 30, 2008 versus the year-ago period; reversed loan interest from placing loans on nonaccrual during the six months ending June 30, 2008 versus the year-ago period totaling $692,615; carrying $31.7 million more in average nonaccrual and other real estate as of June 30, 2008 versus the year-ago period; and loans grew $18 million less in the six months ending June 30, 2008 versus the year-ago period.

The Company’s June 30, 2008 tax equivalent net interest margin of 3.48% fell 97 basis points from the year-ago period.  Nine basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.

Total interest income for June 30, 2008 declined $3,491,720 or 19.9% from the year-ago period.  The yield on earning assets as of June 30, 2008 was 7.14% and declined 152 basis points from the year-ago period.  The fall in the yield on earning assets from the year-ago period resulted from a 196 basis point decline in loan yield, a 16 basis point rise in investment portfolio yield, and a 233 basis point decline in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was a 325 fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Interest expense declined $1,237,059 or 15.3% from the year-ago period.  The cost of funds as of June 30, 2008 was 3.62% and declined 62 basis points from the year-ago period.  The decrease in cost of funds from the year-ago period resulted from a 66 basis point decline in the cost of funds on interest bearing deposit accounts and a one basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended June 30, 2008 results from the Bank repricing both its nonmaturing and maturing time deposits lower as interest rates have fallen 325 bps.

Provision for loan losses rose $4,665,434 or 2421.4% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income increased $1,942,304 or 94% from the year-ago period.  This increase is principally due to $2,179,940 in gain on the sale of securities and other investments.  During the six month period ending June 30, 2008, management elected to sell 777 shares of Class A common stock of Silverton Financial Services, Inc. and recognized a $2,158,514 gain on sale.  These gains were partially offset by $224,818 more losses on the sales of other real estate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense declined $118,169 or 1.5% from the year-ago period.  This decrease is predominately attributable to lower salary and employee benefit expenses.  Salaries and personnel expense has fallen $463,604 or 9% as full-time equivalent employees for the Company have fallen from 146.5 to 141.5.  In addition, certain other compensation plans accrued for in 2007 have been suspended in 2008.  Other operating expense increased $322,297 or 18.1% due to $321,732 more costs associated with holding other real estate and collection expenses versus the year-ago period.

Income tax expense declined $1,626,464 or 139.8% from the year-ago period.  The decrease from the year-ago period was attributable to 139.9% less net income before income tax.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting met those criteria and is effective.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of McIntosh Bancshares, Inc. held May 15, 2008.

(b)	The following matter was submitted to a vote of security holders:

(1)                 Election of Class I Directors (Term to expire in 2011) – John L. Carter, and William T. Webb.

A tabulation of votes concerning the above matter is as follows:

Shares voted in person in favor		888,447
Shares voted by proxy in favor		810,359
Shares voted in person against/withheld		0
Shares voted by proxy against/withheld		294

Total shares represented	1,698,806
Total shares outstanding	2,810,976

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-SB, filed by the Registrant on April 29, 2002, File No. 0-49766).

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

2.6
Revision of Change in Control Agreements of named executives of McIntosh Bancshares, Inc. and its subsidiaries (incorporated by reference to Exhibit 9.01 to the Registrant’s Form 8-K, filed by the Registrant on July 22, 2008, File No. 0-49766).

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

Date:  August 13, 2008

By /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  August 13, 2008

By /s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)