Form 10-Q
period 2008-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2008-11-06
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 5, 2008, 2,810,976 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

		Consolidated Statements of Operations (Unaudited) for Each of the Three and Nine	3
		Months ended September 30, 2008 and 2007

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Nine Months ended September 30, 2008 and 2007

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Nine	5
		Months ended September 30, 2008 and 2007

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	10
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
	Item 4T.	Controls and Procedures	19
PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 5.	Other Information	19

	Item 6.	Exhibits	20

	Signatures		20

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)

Cash and due from banks	$5,845,028	$6,491,435
Interest bearing deposits	5,913,274	6,727,673
Federal funds sold	11,472,000	8,124,000
Investment securities held to maturity (market value of $231,047)	-	235,512
Investment securities available for sale	70,441,585	75,850,582
Other investments	3,257,979	1,760,865
Loans	330,455,778	341,854,333
Less: Allowance for loan losses	(12,895,948)	(6,956,164)
Loans, net	317,559,830	334,898,169
Premises and equipment, net	6,936,727	7,443,657
Other real estate	13,419,272	6,246,715
Accrued interest receivable	2,749,471	3,835,210
Bank owned life insurance	6,677,140	6,516,157
Other assets	7,669,288	4,324,605
Total assets	$451,941,594	$462,454,580

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$32,641,539	$31,891,955
Money market and NOW accounts	90,613,156	116,452,038
Savings	20,655,367	12,568,818
Time deposits of $100,000 or more	110,011,892	117,250,399
Time deposits	143,447,270	129,113,648
Total deposits	397,369,224	407,276,858
Borrowed funds	16,640,109	12,461,379
Accrued interest payable and other liabilities	4,896,860	4,913,897
Total liabilities	418,906,193	424,652,134
Commitments

Stockholders' equity:
Common stock, par value $2.50; 10,000,000 shares authorized,
2,810,976 shares issued and outstanding	7,027,440	7,027,440
Surplus	5,756,399	5,686,589
Retained earnings	20,263,405	25,172,294
Accumulated other comprehensive loss	(11,843)	(83,877)
Total stockholders' equity	33,035,401	37,802,446
Total liabilities and stockholders' equity	$451,941,594	$462,454,580

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	Three Months		Nine Months
	2008	2007	2008	2007

Interest income:
Loans, including fees	$5,239,285	$7,701,086	$17,317,248	$22,879,389
Interest on investment securities:
U.S. Treasury, U.S. Governent agency and mortgage-backed securities	775,295	826,264	2,340,840	2,600,377
State, county and municipal	24,803	105,881	233,884	319,826
Other investments	22,718	42,826	80,776	119,050
Federal funds sold and other short-term investments	90,999	53,456	212,405	334,644
Total interest income	6,153,100	8,729,513	20,185,153	26,253,286

Interest expense:
Interest-bearing demand and money market	320,433	894,203	1,159,432	2,691,877
Savings	79,772	52,142	169,533	139,813
Time deposits of $100,000 or more	1,237,111	1,522,740	4,055,101	4,588,786
Other time deposits	1,381,787	1,574,413	4,234,428	4,329,909
Other	149,245	193,337	392,963	566,618
Total interest expense	3,168,348	4,236,835	10,011,457	12,317,003
Net interest income	2,984,752	4,492,678	10,173,696	13,936,283
Provision for loan losses	6,346,804	866,621	11,204,912	1,059,295
Net interest income after provision for loan losses	(3,362,052)	3,626,057	(1,031,216)	12,876,988

Other Income:
Service charges	646,714	590,723	1,851,548	1,685,308
Investment securities gains	-	4,000	2,184,140	8,200
Increase in cash surrender value of life insurance	62,880	68,784	188,640	206,352
Other real estate owned gains (losses)	(269,220)	36,472	(430,335)	100,175
Fixed and repossessed asset gains (losses)	(5,761)	(2,463)	(15,015)	(7,772)
Other income	317,943	380,012	981,436	1,150,819
Total other income	752,556	1,077,528	4,760,414	3,143,082

Other expenses:
Salaries and employee benefits	2,286,478	2,481,785	6,999,929	7,658,840
Occupancy and equipment	451,459	459,612	1,354,841	1,339,856
Other operating	1,124,974	849,614	3,232,104	2,634,447
Total other expenses	3,862,911	3,791,011	11,586,874	11,633,143
Earnings (loss) before income taxes	(6,472,407)	912,574	(7,857,676)	4,386,927
Income tax expense (benefit)	(2,738,505)	297,936	(3,201,775)	1,461,130
Net earnings (loss)	$(3,733,902)	$614,638	$(4,655,901)	$2,925,797

Basic earnings (loss) per common share based on average outstanding
shares of 2,810,976 in 2008 and 2,810,976 in 2007	$(1.33)	$0.22	$(1.66)	$1.04

Diluted net earnings (loss) per common share based on average outstanding shares for the three months of 2,810,976 in 2008 and 2,888,559 in 2007 and
for the nine months of 2,810,976 in 2008 and 2,875,170 in 2007	$(1.33)	$0.21	$(1.66)	$1.02

Dividends declared per share of common stock	$-	$0.09	$0.09	$0.27

Item 1. Financial Statements (continued)

Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	September 30,	September 30,
	2008	2007

Net earnings (loss)	$(4,655,901)	$2,925,797
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $60,390 and $44,690	117,227	86,751
Less: Reclassification adjustment for gains on sale of securities, net of tax of ($8,033)	(15,592)	-
Change in unfunded pension liability, net of tax of ($15,251) and $38,880	(29,601)	75,473
Total other comprehensive income	72,034	162,224
Comprehensive income (loss)	$(4,583,867)	$3,088,021

See accompanying notes to financial statements.

Item 1. Financial Statements (continued)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(4,655,901)	$2,925,797
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, accretion and amortization	607,729	464,662
Gain on sale of other investments	(2,158,514)	(8,200)
Gain on sale or call of securities available for sale	(25,626)	-
Provision for loan losses	11,204,912	1,059,295
Non-cash compensatory options	69,811	71,202
(Gain)/loss on sale of other real estate	430,335	(100,175)
Loss on fixed and repossessed asset disposal	15,015	7,772
Change in:
Accrued interest receivable and other assets	(2,471,243)	(251,616)
Accrued interest payable and other liabilities	(61,889)	338
Net cash provided by operating activities	2,954,629	4,169,075

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	21,834,708	35,426,887
Proceeds from maturities and paydowns of securities held to maturity	235,000	-
Proceeds from sales of securities available for sale	9,468,448	-
Proceeds from sales of other real estate	6,260,553	1,316,707
Purchases of securities available for sale	(25,713,832)	(21,846,954)
Purchases of other investments	(2,541,179)	(488,500)
Proceed from sales of other investments	3,202,579	906,800
Additions to other real estate, net of write-down	(1,261,570)	(26,854)
Net change in loans	(6,468,449)	(28,711,114)
Purchases of premises and equipment	(101,801)	(935,680)
Net cash (used) provided by investing activities	4,914,457	(14,358,708)

Cash flows from financing activities:
Net change in deposits	(9,907,634)	1,554,140
Proceeds from exercise of stock options	-	23,800
Proceeds from other borrowed funds	24,678,730	15,479,850
Repayment of other borrowed fund	(20,500,000)	(24,150,000)
Dividends paid	(252,988)	(758,784)
Net cash used by financing activities	(5,981,892)	(7,850,994)
Net change in cash and cash equivalents	1,887,194	(18,040,627)
Cash and cash equivalents at beginning of period	21,343,108	26,478,947
Cash and cash equivalents at end of period	$23,230,302	$8,438,320

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$117,227	$86,751
Change in unfunded pension liability	$(29,601)	$75,473
Transfer of loans to other real estate owned	$12,552,876	$1,045,075
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,331,062	$12,118,020
Income taxes	$-	$1,416,954

See accompanying notes to financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

Item 1.  Financial Statements (continued)

Earnings per common share has been computed based on the weighted average number of shares outstanding for the period ended September 30, 2007.  The basic earnings per share calculation for 2007 has been adjusted to reflect the impact of dilutive securities in the form of stock options.  Only a reconciliation for the periods ended September 30, 2007 is presented.  Inclusion of potential common shares for the periods ended September 30, 2008, would anti-dilutive; therefore theses amounts are not presented.  The basic and diluted earnings per share for September 30, 2007, are as follows:

	Net Earnings	Common Share	Per Share Amount
For the three months ended September 30, 2007
Basic earnings per share	$614,638	2,810,976	$0.22
Effect of dilutive securities	-	77,583	(0.01)

Diluted earnings per share	$614,638	2,888,559	$0.21

	Net Earnings	Common Share	Per Share Amount
For the nine months ended September 30, 2007
Basic earnings per share	$2,925,797	2,810,103	$1.04
Effect of dilutive securities	-	65,067	(0.02)

Diluted earnings per share	$2,925,797	2,875,170	$1.02

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

The Company recorded $69,811 and $71,202 in compensation expense related to SFAS 123(R) during each of the nine months ended September 30, 2008, and September 30, 2007, respectively.  The Company’s estimate of the full year of compensation expense due to the expensing of stock options for 2008 is approximately $93,000.

Item 1.  Financial Statements (continued)

As of September 30, 2008 and September 30, 2007, there was approximately $238,000 and $338,000, respectively, of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of approximately five years.

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

Loans - The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, substantially all of the Bank’s impaired loans were evaluated based on the fair value of the collateral, liquidation value, or discounted cash flow methods.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

        Item 1.  Financial Statements (continued)

Other Real Estate - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets Recorded At Fair Value on a Recurring Basis as of September 30, 2008

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities AFS	$70,442	$-	$70,442	$-
Total Recurring	$70,442	$-	$70,442	$-

Assets Recorded At Fair Value on a Nonrecurring Basis as of September 30, 2008

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$28,316	$-	$28,316	$-
Other Real Estate	13,419	-	13,419	-
Goodwill	601	-	-	601
Total Nonrecurring	$42,336	$-	$41,735	$601

Total Fair Value of Assets	$112,778	$-	$112,177	$601

(6)	Commitments

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

Financial Condition

The financial condition of the Company as of September 30, 2008 shows assets declined $10,512,986 or 2.3% and $4,963,690 or 1.1% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), fell $3,757,315 or 3.9% and rose $12,664,136 or 15.6% from year-end and year-ago periods, respectively.  The decline in liquid assets from the year-end period results from the September 2008 sale of $9,466,448 in out-of-sate municipal bonds.  These bonds represented 77% of all tax free bonds in the portfolio.  Management’s reasons for selling these bonds were:  (a) restructure the bond portfolio to take advantage of higher taxable bond yields; and (b) ongoing concerns over bond insurers financial difficulties as well as increased concerns about the overall credit worthiness of municipalities facing tax and revenue shortfalls resulting from weakness in the economy.  Liquid assets were used, in part, to fund deposit run-off outlined below.  The increase in liquid assets from the year-ago period was due to the aforementioned bond sale offset by a $26,074,261 decline in gross loans over the period.

Loans

Gross loans declined $11,398,555 or 3.3% and $26,074,261 or 7.3% from the year-end and year-ago periods, respectively.  Loan shrinkage from both the year-end and year-ago periods is principally attributable to $7,172,557 and $11,355,724, respectively, more in other real estate balances.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to fall further in coming quarters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The allowance for loan losses (ALL) increased $5,939,784 or 85.4% and $7,187,422 or 125.9% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $11,204,912 and $5,265,128 in net charge-offs.  The change in ALL from the year-ago period results from $13,469,987 in provision expense and $6,282,565 in net charge-offs.  As of September 30, 2008, the ALL as a percentage of gross loans (reserve ratio) is 3.90% versus 2.03% and 1.60% as of the year-end and year-ago periods, respectively.   The following table outlines impaired loans:
	September 30, 2008	December 31, 2007	September 30, 2007
Total Impaired Loans	$28,316,359	$16,542,763	$10,442,889
ALL for Impaired Loans	$9,263,195	$2,916,854	$1,289,228
Impaired Loan %	32.71%	17.63%	12.35%

The following table outlines the changes in impaired loans since year-end:
Added impaired loans by loan type:	Loan Balance	Loan Impairment
Acquisition and Development	$13,208,546	$5,173,467
Residential Construction	2,959,244	520,744
Raw land	2,677,804	678,280
Consumer	31,661	25,661
Total increase in impaired loans	$18,877,255	$6,398,152
Additions to existing impaired loans	$403,603	$1,847,923
Disposition of impaired loans:
Paid	$335,690	$68,040
Improved – no longer impaired	78,000	1,600
Foreclosed	7,057,993	1,819,970
Charged-off	35,579	10,124
Total reduction of impaired loans	$7,507,262	$1,899,734
Net Change	$11,773,596	$6,346,341

The Bank continues to experience deterioration in the acquisition, development, and construction portfolio as the economy faces recessionary pressures and residential real estate values decline due to supply and demand imbalances and the mortgage and credit crisis.  Revisions to the Bank’s loss experience after considering the losses from 2007 resulted in $116,683 more required reserve.  Revisions from 2007 to estimates utilized in calculating the unallocated portion of the ALL resulted in $79,348 more required reserve.  Factors that management considers in determining the level of unallocated ALL include, but are not limited to:  changes in lending policies or procedures, including underwriting standards and collection and charge-off practices; changes in national, regional, and local economic and business conditions that affect the loan portfolio’s overall collectability; changes in the mix of the loan portfolio; changes in the experience and depth of lending staff; changes in the volume and severity of past due and nonaccrual loans; changes in the value underlying collateral on collateral-dependent loans; the level of any loan concentrations; and the effect of other external factors such as competition and legal and regulatory constraints.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 10.24% at September 30, 2008 versus 8.72% and 5.82% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio from the year-end period is principally due to $6,669,204 less loans delinquent 30 days or more and not on nonaccrual more than offset by $10,712,790 more nonaccrual loans.  The following table outlines nonaccrual loans:
	September 30, 2008	December 31, 2007	September 30, 2007
Total Nonaccrual Loans	$32,277,527	$21,564,737	$8,007,791
Nonaccrual Loans to Gross Loans	9.77%	6.30%	2.25%

As of September 30, 2008, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 50.5% of the Company’s loan portfolio including unfunded commitments.  As of September 30, 2008, AD&C loans represented 27.6% of gross loans and commitments versus 38.0% and 39.8% as of the prior year-end and the year-ago periods, respectively.

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Aggregate	Percent	Aggregate	Percent
	Balance	of Total	Balance	of Total
Construction & development	$ 81,397	51%	$ 110,321	58%
Land	36,067	22%	34,600	18%
Sub total	117,464	73%	144,921	76%
Multi-family	5,141	3%	4,086	2%
Non-farm non-residential	38,655	24%	41,665	22%
Total	$ 161,260	100%	$ 190,672	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	415%	317%	415%	347%
Construction, development & land, multi-family and non-farm non-residential	540%	435%	685%	456%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Creditors for Trouble Debt Restructurings, (SFAS 15), management has identified $3,085,571 in loans restructured from their original terms.  The result of these trouble debt restructurings is the bank’s agreement to forbear on collecting $127,959 in accrued but unpaid interest when the notes matured and were renewed.  These credits are currently on nonaccrual and have been reviewed for impairment.

The following is a recap of other real estate activity from December 31, 2007 to September 30, 2008:

Balance as of December 31, 2007	$6,246,715
Additions to base amount	1,322,570
Write-down	(61,000)
Sale of 24 residential vacant lots	(932,980)
Sale of 39 residential construction properties	(5,708,908)
Foreclosure on 1 commercial property	562,500
Foreclosure on 108 residential lots and unimproved acreage	4,629,019
Foreclosure on 47 residential construction properties	7,361,356
Balance as of September 30, 2008	$13,419,272

The following is an inventory of other real estate as of September 30, 2008:

		Carrying
	Number	Amount
1-4 Family Residences	29	5,418,836
Residential Lots	174	5,037,901
Commercial Property	1	562,500
Unimproved Acres of Land	370	2,400,035
Total Other Real Estate		$13,419,272

The Bank foreclosed 156 properties with carrying balances totaling $12,552,875 and sold 63 properties with carrying balances totaling $6,641,888 from year-end 2007 to September 30, 2008.  The Bank devotes two seasoned construction lenders to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.  Management anticipates a significant increase in newly foreclosed properties over the next six months.

Deposits

Total deposits fell $9,907,634 or 2.4% and $3,715,499 or 0.9% from the year-end and year-ago periods, respectively.  The decline in deposits is principally attributable the decline in NOW and money market balances totaling $25,838,882 or 22.2% and $24,261,850 or 21.1% versus year-end and the year-ago periods.  The decline from year-end is attributable to $10,160,440 less in public deposits partially offset by an increase in time and savings deposits totaling $7,095,115 and $8,086,549, respectively.  As the appointed depository for the Butts County Special Local Option Sales Tax bond proceeds, funds distributed to municipalities from this bond issue continue to run-off as approved infrastructure projects are completed.  In addition, public funds for Butts County property taxes totaling $2.5 million have been dispersed and public funds rotated out as a regular rotation of the Jasper County Board of Commissioners total $5.8 million.  The increase in savings deposits represents balances from a new savings account called Prime Savings.  The Prime Savings interest rate for balances $5,000 and over is tied to 50% of the prime lending rate which as of September 30, 2008 would equate to 2.50%.  The increase in time deposits versus the year-end period reflects a $7,979,052 increase in wholesale deposits as management added additional liquidity to the Bank’s balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital

As of September 30, 2008, the Company’s equity capital declined $4,767,045 or 12.6% and $5,119,702 or 13.4% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $4,655,901 in net loss, an increase of $101,634 in unrealized gains on securities available-for-sale, $29,600 noncash charge for net unfunded pension plan liability under Financial Accounting Standard 158, $69,810 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and by $252,988 in cash dividends paid.

The change in equity capital from the year-ago period results from $4,993,810 in net loss, an increase of $364,582 in unrealized gains on securities available-for-sale, $77,115 in noncash charge for net unfunded pension plan liability under Financial Accounting Standard 158, $92,616 in noncash compensatory stock option expense under Financial Accounting Standard 123(R), and by $505,975 in cash dividends paid.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of September 30, 2008, the most recent notification from the FDIC categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be considered Well Capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table below. The Company’s actual capital ratios are presented in the following table.  Capital levels at the Parent Company approximate those of the Bank.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	8.9%
Tier 1 Capital minimum requirement	6.0%
Excess	2.9%

Total Capital, Actual	10.2%
Total Capital minimum requirement	10.0%
Excess	0.2%

Leverage Ratio
Leverage Ratio, Actual	7.1%
Minimum leverage required	5.0%
Excess	2.1%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In October 2008, Congress passed the Emergency Economic Stabilization Act (EESA) of 2008 which in general authorizes the U. S. Treasury to take certain measures to contain the credit and real estate crises facing the country and specifically the financial services industry.  The Troubled Asset Relief Program (TARP), a provision of EESA, permits the U. S. Treasury to purchase preferred stock in certain financial institutions up to 3% of the institution's risked-weighted assets.  As management currently understands, $125 billion is available to financial institutions under this capital program, called the Capital Purchase Program (CCP).  If the Company were deemed eligible to participate in CCP, the maximum amount the Company could realize in added capital under CCP is approximately $10.7 million.  Certain provisions and conditions of CCP have been established by the U. S. Treasury that management is currently considering.  The deadline for applying for TARP funding is November 14, 2008 and management presently plans to apply for the CCP.

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of September 30, 2008, the Bank’s liquidity ratio was 13.2% versus 10.5% and 8.3% as of the year-end and the year-ago periods, respectively.  As of September 30, 2008, brokered deposits totaled $51,926,368 and declined $6.1 million and $2.8 million from the year-end and year-ago periods, respectively.  Management utilizes brokered deposits and other wholesale funding alternatives at times when they are cheaper than in-market funding and to supplement local deposit gathering efforts.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FHLB advances are drawn under a $33 million line of credit with FHLB.  During 2008, management drew $2 million in a 7 year convertible advance at 2.86% and drew $2 million in a 10 year convertible advance at 3.60%.  As of September 30, 2008, the weighted average rate and weighted average maturity of the Bank’s $21 million in outstanding FHLB advances is 3.54% and 58 months, respectively.

In October 2008, the Bank withdrew its pledge of commercial real estate mortgages to the FHLB.  The withdrawal of this pledge has lead to a $12.6 million decline in credit availability with the FHLB.  Instead, management has elected to pledge commercial real estate mortgages to the Federal Reserve Bank of Atlanta where terms are considered more favorable to the Bank.  The net result of this change is borrowing capacity of the Bank has increased $36.3 million after considering the $12.6 million in capacity lost under the FHLB borrowing agreement.

On January 7, 2008, the Company renewed its line of credit with its primary correspondent bank.  The renewal increased the line of credit $4 million to $12 million.  The line of credit is tied to the prime lending rate and matures in 2010.  The schedule of payments for the line call for interest only for a period followed by amortizing the outstanding balance over 10 years.  The line of credit is secured by all stock of the Bank and includes negative and positive covenants covering, in part, capital, earnings, and cash dividends.  No advances occurred under the line during the period ending September 30, 2008.  Management was unable to renegotiate the terms of this line in order to remain in compliance with its covenants; therefore, the line is presently unavailable.

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP).  Provision one of the TLGP allows the FDIC to guaranty the interbank liabilities of financial institutions for liabilities outstanding as of September 30, 2008.  Management has reviewed the applicability of this provision and has determined that no direct benefit would accrue to the Bank but will not opt out of the program in case further developments prove to benefit the Bank.  Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The FDIC is not permitted to charge assessments for this added coverage until after December 31, 2009.  Management at this time is not aware of the assessment amounts for this coverage beyond December 31, 2009 as the FDIC has not announced such.  Provision three of the TLGP allows the FDIC to insure all noninterest bearing deposits of the Bank through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for all deposits in this category above the $250,000 temporary limit outlined in provision two.  Management believes that participation in this program will result in additional expenses of less than $50,000 per year.

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

Critical Accounting Policies (continued)

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

Results of Operation – Three months ended September 30, 2008 and 2007

Net interest income for the three months declined $1,507,926 or 33.6% from the year-ago period.  This decline is due to the following:  a $215,634 or 49.2% decline in loan fee income during the three months ending September 30, 2008 versus the year-ago period; reversed loan interest from placing loans on nonaccrual during the three months ending September 30, 2008 versus the year-ago period totaling $109,259; carrying $27.3 million more in average nonaccrual loans and $9.6 million more in average other real estate as of September 30, 2008 versus the year-ago period; and average gross loans declined $11.9 million in the three months ending September 30, 2008 versus increased $11.5 million in the year-ago period.

The Company’s September 30, 2008 tax equivalent net interest margin of 2.84% declined 129 basis points from the year-ago period.  Nineteen basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.

Total interest income for the three months declined $2,576,413 or 29.5% from the year-ago period.  The yield on earning assets as of September 30, 2008 was 5.84% and declined 222 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 243 basis point drop in loan yield, a 26 basis point decline in investment portfolio yield, and a 335 basis point decrease in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was the 275 basis point fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Interest expense for the three months fell $1,068,487 or 25.2% from the year-ago period.  The cost of funds as of September 30, 2008 was 3.34% and fell 109 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from an 111 basis point decline in the cost of funds on interest bearing deposits and a 22 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended September 30, 2008 results from the Bank repricing both its nonmaturing and maturing time deposits lower as interest rates have fallen 275 bps.

Provision for loan losses for the three months rose $5,480,183 or 632.4% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months decline $324,972 or 30.2% from the year-ago period.  This decline is principally due to $305,692 more in losses on the sale of other real estate.

Other noninterest expense for the three months rose $71,900 or 1.9% from the year-ago period.  This rise is predominately attributable to a $275,360 or 32.4% rise in other operating expenses offset to a degree by $195,307 or 7.9% less salary and employee benefit expense.  The increase in other operating expenses is principally due to $65,442 more in collection expense and $154,672 more in other real estate expense versus the year-ago period.  The decline in salary and employee benefit expense is due to full-time equivalent employees for the Company falling from 146 to 138.5.

Income tax expense for the three months declined $3,036,441 or 1,019.2% from the year-ago period.  The decrease from the year-ago period is attributable to 809.3% less net income before income tax.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation – Nine months ended September 30, 2008 and 2007
Net interest income for September 30, 2008 declined $3,762,587 or 27.0% from the year-ago period.  This decline is due to the following:  a $420,793 or 32.4% decline in loan fee income during the nine months ending September 30, 2008 versus the year-ago period; reversed loan interest from placing loans on nonaccrual during the nine months ending September 30, 2008 versus the year-ago period totaling $828,659; carrying $25.9 million more in average nonaccrual loans and $7.1 million more in other real estate as of September 30, 2008 versus the year-ago period; and average gross loans declined $13.1 million in the nine months ending September 30, 2008 versus increasing $27.3 million in the year-ago period.

Total interest income for September 30, 2008 declined $6,068,133 or 23.1% from the year-ago period.  The yield on earning assets as of September 30, 2008 was 6.37% and decline 175 basis points from the year-ago period.  The fall in the yield on earning assets from the year-ago period resulted from a 214 basis point decline in loan yield, a 3 basis point rise in investment portfolio yield, and a 279 basis point decline in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was a 275 basis point fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Interest expense declined $2,305,546 or 18.7% from the year-ago period.  The cost of funds as of September 30, 2008 was 3.52% and declined 79 basis points from the year-ago period.  The decrease in cost of funds from the year-ago period resulted from an 83 basis point decline in the cost of funds on interest bearing deposit accounts and a 10 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended September 30, 2008 results from the Bank repricing both its nonmaturing and maturing time deposits lower as interest rates have fallen 275 bps.

Provision for loan losses rose $10,145,617 or 957.8% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income increased $1,617,332 or 51.5% from the year-ago period.  This increase is principally due to $2,184,140 in gain on the sale of securities and other investments.  During the nine month period ending September 30, 2008, management elected to sell 777 shares of Class A common stock of Silverton Financial Services, Inc. and recognized a $2,158,514 gain on sale.  These gains were partially offset by $530,510 more losses on the sale of other real estate.

Other noninterest expense declined $46,269 or 0.4% from the year-ago period.  This decrease is predominately attributable to lower salary and employee benefit expenses partially offset by an increase in other operating expenses.  Salaries and personnel expense has fallen $658,911 or 8.6% as full-time equivalent employees for the Company have fallen from 146 to 138.5.  In addition, certain other compensation plans accrued for in 2007 have been suspended in 2008.  Other operating expense increased $597,657 or 22.7% due to $381,413 more in costs associated with holding other real estate and $160,433 more in collection expenses versus the year-ago period.

Income tax expense declined $4,662,905 or 319.3% from the year-ago period.  The decrease from the year-ago period was attributable to 279.1% less net income before income tax.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of September 30, 2008, the Company’s internal control over financial reporting met those criteria and is effective.

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

Date:  November 5, 2008

By /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  November 5, 2008

By /s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)