Form 10-K
period 2008-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2009-03-25
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission File No. 000-49766

McINTOSH BANCSHARES, INC.

(Name of Issuer as Specified in Its Charter)

Georgia	58-1922861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 South Oak Street Jackson, Georgia	30233
(Address of Principal Executive Offices)	(Zip Code)

(770) 775-8300

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $2.50 PAR VALUE	NONE
(Title of Class)	(Name of each exchange on which registered)

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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of June 30, 2008: $31,872,256 (based on the stock price of $16.00 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,252,581 shares of $2.50 par value common stock as of March 25, 2009.

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

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2008, the Bank’s loan portfolio totaled $324,331,007.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2008, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $82,810,867 and represents 24% of gross loans and unfunded loan commitments. The Bank has established a maximum of 37% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

Lending Policy

Standards for extensions of credit are contained in the Bank’s loan policy. Loans are predominately from borrowers within the Bank’s delineated areas of Butts, Jasper, Henry, Greene and Putnam counties. Loans are granted to individuals or businesses on either an unsecured or secured basis. Limits covering the maximum amount of indirect and direct debt to any one borrower, the maximum amount a loan officer may lend, the maximum amount of funds that may be advanced on certain collateral, and the maximum lending authority of the Bank’s loan committee and individual loan officers are contained in the loan policy. The loan policy is reviewed and approved annually by the Bank’s board of directors.

Loans secured by 1-4 family residential real estate are governed by the following underwriting standards:

(a)	Owner occupied first mortgage – 89% or less loan-to-value (LTV), 30 year amortization, and debt-to-income not to exceed 40%;

(b)	Investor first mortgage – 85% or less LTV, 30 year amortization, and debt service requirement minimum of 1.25:1;

(c)	Construction first mortgage – 75% LTV on speculative construction and 80% LTV on presold construction, amortized 15 years if unpaid after 24 months of origination, and debt service requirement minimum of 1.25:1, and;

(d)	Home equity second mortgage – 85% or less LTV after considering the unpaid balance of the first mortgage, revolving line of credit with 10 year balloon of principal and interest monthly; and debt-to-income not to exceed 40%.

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review represented a cumulative total of 62% of the portfolio outstanding as of December 31, 2008, and included all commercial credits in excess of $250,000, all classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Board of Directors and Audit Committee.

All loans are graded according to an initial risk assessment conducted by the originating loan officer. Thereafter, loan grades may change based on results of the external loan review process or an examination, at the direction of an office President, or if the loan becomes delinquent. The Bank’s practice is to charge-off unsecured loans when they become 120 days past due or are rated Loss. The Bank places loans on nonaccrual status once they become 90 days past due. Exceptions may apply if the loan is consumer installment debt or if the loan is secured by a 1-4 family residence and in the process of collection. Nonaccrual loans and loans rated Substandard or Doubtful in excess of $200,000 and secured by real property are reviewed for impairment. Loans deemed collateral dependent are charged down to their net realizable value based on a current valuation of the collateral.

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

Bank management attempts to achieve consistent growth in net interest income (NII) while limiting volatility arising from changes in interest rates. Measuring the maturity and repricing characteristics of assets and liabilities or gap is one method Bank management utilizes to manage exposure to interest rates. The projected repricing and prepayment attributes of earning assets and interest bearing liabilities are based on the current interest rate environment and are subject to change as interest rates fluctuate. The Bank has established guidelines for this measure where cumulative gap must be within positive and negative 15% over select time periods. The following table outlines the Bank’s cumulative gap for the years ending December 31, 2008 and 2007, respectively.

	Time Horizons
Cumulative GAP	6 months	1 year	2 years	5 years	10 years
2007	-0.09%	-1.74%	0.71%	4.51%	6.21%
2008	-3.11%	-10.40%	-9.30%	-2.67%	0.05%

Simulation, or earnings at risk, modeling is also utilized by the Bank to manage interest rate risk. The upcoming 12 month time period is simulated to determine a baseline NII forecast and the sensitivity of this forecast to changes in interest rates. The baseline earnings at risk measure incorporates management’s estimate of interest rates over the upcoming 12 months and applies those assumptions to earning assets and interest bearing liabilities. Projected rates and volumes for new and renewed loans and deposits are assumed based on experience and forecasts, but are significantly dependent on market conditions. Management measures the change to baseline NII via rate shocks of 100, 200, and 300 basis points (bps). The Bank has established a maximum of a 20% change in baseline NII as a result of the respective rate shocks. The following table outlines the effect of changes in projected NII over the next 12 months as of December 21, 2008 and 2007, respectively.

	Rate Shock
Change in NII	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+ 300 bps
2007	-17.82%	-11.54%	-5.32%	5.44%	11.65%	17.89%
2008	-12.76%	-8.17%	-3.42%	-1.66%	-4.00%	-4.22%

Bank management also utilizes EVE to monitor and manage the longer term impact of interest rate movements on the Bank’s capital. EVE attempts to measure the change in cash flows of earning assets and liabilities as rates change. Management measures the change to baseline EVE via rate shocks of 100, 200, and 300 bps. The Bank has established a maximum of a 20% change in baseline EVE as a result of the respective rate shocks. The following table outlines the effect of changes in projected EVE as of the years ending December 31, 2008 and 2007, respectively.

	Rate Shock
Change in EVE	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+ 300 bps
2007	5.13%	4.01%	2.62%	-3.62%	-8.01%	-15.54%
2008	-18.05%	-4.96%	0.56%	-1.18%	-3.29%	-5.83%

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 10% or greater and a loan to funding ratio of less than 85% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2008, the Bank’s liquidity and loan to funding ratios were 11.4% and 79.8%, respectively. Secondary sources of liquidity include the following: a $6.5 million line of credit with a correspondent bank; the Federal Home Loan Bank of Atlanta totaling $28.3 million, and the Federal Reserve Bank of Atlanta totaling $15 million. As of December 31, 2008, $16 million was outstanding under these lines.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the Financial Industry Regulatory Authority (FINRA). The Department and FINRA may examine the activities of MFS at any time. The Department and FINRA require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2008, MFS is not aware of any matters pending before the Department or FINRA.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. For 2009, dividends paid to the Company from the Bank are not permissible as the Bank made no profit in 2008. During the year ending December 31, 2008, the Company declared and paid cash dividends totaling $252,988.

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

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following four categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions deemed adequately capitalized are not permitted to accept brokered deposits (unless waived by the FDIC) and have limitations on the interest rates paid on deposit accounts. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Due to its current condition and results of operation, the Directors of the Company and Bank entered into informal agreements with the Federal Reserve, FDIC, and DBF in the third quarter of 2008. These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality. Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loans losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier One leverage capital ratio of 8% or more, a Tier One risked-based capital ratio of 6% or more, and a Total risked-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. Failure to adequately address the provisions contained in these agreements may result in the issuance of a cease and desist order pursuant to Section 8 of the FDI Act. The Bank is presently unable to achieve the Tier One leverage and Total risked-based capital provisions of the agreements but is negotiating for added capital. See Item 9B for further information.

As of December 31, 2008 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	6.44%	6.69%
Tier 1 Risk-Based	8.22%	8.32%
Total Risk-Based	9.49%	9.56%

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

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, Management’s assessment and the operating effectiveness of these controls.

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

The Company and its board of directors believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to comply with the guidance.

U.S. Treasury’s Troubled Asset Relief Program - Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted that provides the U.S. Secretary of the Treasury (Treasury) with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (CPP), which provides direct equity investment in perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the Treasury.

The minimum and maximum preferred stock investment under CPP for the Company is $3.58 million and $10.7 million, respectively. The Company applied for the maximum CPP investment on November 14, 2008; however, the Company has withdrawn its application following consultations with our primary federal regulator and is currently evaluating alternative sources of capital. We presently anticipate that our agreement to which Redemptus Group, LLC would purchase $8 million of debentures, subject to certain closing conditions, will be extended in order to permit us to explore additional sources of capital. In addition to the follow-on private placement of our common stock contemplated under our agreement with Redemptus, these sources include, but are not limited to, potential issuances of other equity securities or debt and sales of assets to improve our capital ratios.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program (TLGP). The TLGP has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company and Bank have opted to participate in the Debt Guarantee Program; however, have not issued any debt under the program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. The Bank has opted to participate in the Transaction Account Guarantee Program.

Insurance of Deposit Accounts

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (DIF) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore DIF levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. Proposed risk adjusted assessment rates for 2009 range between 7 and 77.5 cents per $100 in domestic deposits depending on the risk characteristics of the bank. The Bank expects to pay between 27 and 58 cents per $100 in domestic deposits under this new assessment program; however, premiums for the rest of 2009 have not yet been set.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 of domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The special assessment of 20 cents per $100 of domestic deposits could add up to an additional $776,000 in expense to the Bank for 2009.

Additionally, by participating in the TLGP, banks temporarily become subject to “systemic risk special assessments” of 10 basis points for transaction account balances in excess of $250,000 and assessments up to 100 basis points of the amount of TLGP debt issued. Management believes the systemic risk special assessment will add less than $15,000 in additional expense to the Bank during 2009. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DIF.

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

Employees

At December 31, 2008 the Company had 125 full time equivalent employees. The Company is not a party to any collective bargaining agreement.

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

A special shareholder meeting of McIntosh Bancshares, Inc. was held January 28, 2009. The following matters were submitted to a vote of security holders:

(1) To approve an amendment of the Articles of Incorporation of McIntosh Bancshares, Inc.; and

(2) To approve the authority of the management of McIntosh Bancshares, Inc. to adjourn, postpone or continue the special meeting.

Proposal (1) was approved by affirmative vote of 66% of the Company’s commons shareholders; therefore, no vote was necessary under proposal (2). A tabulation of votes concerning Proposal (1) is as follows:

Shares voted in favor		1,855,776
Shares voted against/withheld		15,586
Total shares represented	1,871,362
Total shares outstanding	2,810,976

The amendment was included as an attachment to the Company’s Form 8K filed with Securities and Exchange Commission on January 30, 2009.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

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

YEAR 2007	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	9,638 Shares	$22.50	$22.50
Second Quarter	10,712 Shares	$22.50	$22.50
Third Quarter	7,814 Shares	$27.00	$25.00
Fourth Quarter	4,309 Shares	$25.00	$20.00

YEAR 2008	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	6,405 Shares	$20.00	$19.00
Second Quarter	1,819 Shares	$20.00	$16.00
Third Quarter	1,153 Shares	$15.00	$8.00
Fourth Quarter	0 Shares	$—	$—

The Company paid a quarterly dividend totaling $0.09 per share in 2008 and four quarterly dividends totaling $0.36 per share in 2007, on a split adjusted basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank, its wholly-owned subsidiary. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.”

As of March 3, 2009 there were 3,252,581 shares of the Company’s common stock issued and outstanding held of record by approximately 665 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan (1998 Plan) which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 1999, 2000, 2001, 2005 and 2007, there are now 119,891 shares of its common stock for which such options may be granted. As of March 3, 2009, all options available under the plan have been granted. During 2007, exercised options resulted in 2,000 common shares issued.

In 2006 the Company adopted a compensation plan (2006 Plan) which authorizes the Company to issue to directors, officers and employees of the Company and its affiliates incentive stock options, nonqualified stock options, and/or restricted stock. The 2006 Plan permits up to 210,000 shares of the Company’s common stock to be issued; however, no more than 50,000 shares can be available for issuance as restricted stock. As of December 31, 2008, no restricted shares have been issued. As March 3, 2009, 80,000 incentive stock options have been granted; however, no options have been exercised.

Unregistered Sales of Equity Securities

On December 29, 2008 the Company issued 441,605 common shares to its directors and select executive officers for $6.85 per share. Proceeds from the sale totaled $2,984,619, net of a $40,375 placement fee. The common stock was offered and sold only to accredited investors, as the term is defined under the Securities Act of 1933 and the Company relied on the exemption provided under Rule 506 of Securities Act with respect to the transaction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations for Years ended December 31, 2008 and December 31, 2007.

Financial Condition

The financial condition of the Company as of December 31, 2008 shows assets declined $11.3 million or 2% compared to December 31, 2007. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), fell $5.9 million or 6% from year-end. The decline in liquid assets from the year-end period results from the September 2008 sale of $9.5 million in out-of-sate municipal bonds partially offset by a $4.7 million increase in cash and due from banks. These bonds represented 77% of all tax free bonds in the portfolio. Management’s reasons for selling these bonds were: (a) restructure the bond portfolio to take advantage of higher taxable bond yields; and (b) ongoing concerns over bond insurers financial difficulties as well as increased concerns about the overall credit worthiness of municipalities facing tax and revenue shortfalls resulting from weakness in the economy. Liquid assets were used, in part, to fund deposit run-off outlined below.

Loans

Gross loans declined $17.5 million or 5% during 2008. Loans transferred to other real estate during the year ending December 31, 2008 totaled $15.2 million. With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances may fall further in coming quarters.

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

The ALL rose $1.6 million or 22% for the year ending December 31, 2008. The increase results from $16 million in provision expense and $14.4 million in net charge-offs. As of December 31, 2008, the ALL as a percentage of gross loans (reserve ratio) is 2.63% versus 2.03% for the prior year-end.

The rise in the overall reserve ratio is due to: (a) a rise in the degree of potential loss in loans with more than the normal risk of repayment (impaired loans); and (b) a rise in the qualitative factors utilized in the methodology used to determine ALL adequacy. Total impaired loans rose $13.6 million or 55% and the level of potential loss on impaired loans rose which resulted in $1.2 million more required reserve. Given the continuing decline in market conditions for commercial and residential real estate, management adjusted its qualitative factors used in determining ALL adequacy in 2008. This change resulted in a required ALL that was $1.3 million higher. Had these events not occurred in 2008, the reserve ratio would have been 1.86%. The following table outlines impaired loans:

The following table outlines the changes in impaired loans:

In (000s)	Years Ending December 31,
Impaired loans by loan type:	2008	2007
Commercial, financial & agricultural	$3,664	$31
Real estate-mortgage	6,463	3,158
Real estate-construction	27,567	21,483
Consumer loans	576	41

Total impaired loans	$38,270	$24,713

Allowance for impaired loans	$(4,163)	$(2,917)

Impaired Loan %	10.9%	11.8%

The following table highlights the ALL by loan category:

	Years Ending December 31,
ALL by Loan Category In (000s)	2008 Total	2008%	2007 Total	2007%
Commercial, financial & agricultural	$995	1.47%	$589	1.02%
Real estate-mortgage	2,070	1.16%	2,173	1.37%
Real estate-construction	5,220	8.28%	3,932	3.58%
Consumer loans	232	1.51%	262	1.63%

Total Allowance for Loan Losses	$8,517	2.63%	$6,956	2.03%

The increase in reserve ratio for the commercial, financial, and agricultural category is due to changes in qualitative factors and higher impairment estimates. Had the qualitative factors remained unchanged from 2007, the ALL for the commercial, financial, and agricultural category would have been $156,000 higher. Had the estimate of impairment for this category remained unchanged from 2007, the reserve would have been $532,000 lower. Had these events not occurred, the reserve ratio for the commercial, financial, and agricultural category would have been 0.91%.

The decrease in the reserve ratio for the real estate mortgage category is due to changes in qualitative factors and higher impairment estimates. Had the qualitative factors remained unchanged from 2007, the ALL for the real estate mortgage category would have been $306,000 higher. Had the estimate of impairment for this category remained unchanged from 2007, the reserve would have been $91,000 lower. Had these events not occurred, the reserve ratio for the real estate-mortgage category would have been 1.28%.

The increase in reserve ratio for the real estate construction category from the prior year is due to increases in qualitative factors and higher impairment estimates. Qualitative factors were increased due to the overall softness in residential real estate values. Had the qualitative factors remained unchanged from 2007, the ALL for the real estate construction category would have been $1.8 million lower. Had the estimate of impairment for this category remained unchanged from 2007, the reserve would have been $593,000 lower. Had these events not occurred, the reserve ratio for the real estate mortgage category would have been 4.48%. The overall rise in reserve ratio from 2007 is predominately the result of loans in this category declining $46.7 million from 2007 to 2008; however, the reserve associated with this category only rose $1.3 million during the same period.

The decrease in reserve ratio for the consumer loan category from the prior year is due to decreases in qualitative factors and higher impairment estimates. Had the qualitative factors remained unchanged from 2007, the ALL for the consumer loan category would have been $31,000 higher. Had the estimate of impairment for this category remained unchanged from 2007, the reserve would have been $30,000 lower. Had these events not occurred, the reserve ratio for the consumer loan category would have been 1.52%.

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 8.72% to 11.43% during the year. The higher delinquency ratio is principally due to $8.2 million more loans on nonaccural offset by $0.9 million less in loans delinquent 30 days or greater past due and not on nonaccrual. As of December 31, 2008, 36 relationships were on nonaccrual. The following table outlines nonaccrual loans:

	Years Ending December 31,
In (000s)	2008	2007
Total Nonaccrual Loans	$29,755	$21,565
Nonaccrual Loans to Gross Loans	9.2%	6.3%

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Creditors for Trouble Debt Restructurings, (SFAS 15), management has identified $2.4 million in loans restructured from their original terms. The result of these trouble debt restructurings is the Bank agreed to forbear on collecting $127,959 in accrued but unpaid interest when the notes matured and were renewed. These credits are currently on nonaccrual and have been reviewed for impairment.

The Bank historically attempts to meet the housing needs of its markets. As of December 31, 2008 and 2007, loans secured by 1-4 family properties totaled 48% and 50%, respectively, of total loans. Following is a table outlining the Bank’s loans on 1-4 family properties:

	Years Ending December 31,
In (000s)	2008	2007
1-4 family construction loans	$61,395	$97,416
1-4 family mortgages – first lien	64,677	49,724
1-4 family mortgages – junior lien	28,485	22,892

Total	$154,557	$170,032

As of December 31, 2008, the Company continued to have a concentration in AD&C loans. Management has lowered its maximum limit where total AD&C loans may not exceed 37% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2008, AD&C loans represented 24% of gross loans and commitments versus 38% as of the prior year-end. The primary risks of AD&C lending are:

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

Builders and developers are what comprise the AD&C concentration as well as the bulk of the Bank’s nonaccrual loans. Management believes AD&C conditions in the markets served by the Company remain under severe stress from the glut of lot inventory, foreclosure activity, and slow housing turnover. The nationalization of Fannie Mae and Freddie Mac in the second half of 2008 has led to considerably less liquidity for residential mortgages. In addition, underwriting standards have tightened significantly leading to lower home mortgage originations. Bank management believes the effect of the downturn in residential real estate continues to be further aggravated by the level of foreclosure activity for both lots and homes. The result has been, and will likely remain for at least the next 18 months, downward pressure on house and lot prices. The marked decline in residential real estate values experienced during the last 24 months has and will continue to erode or eliminate the collateral margins the Bank typically utilizes to protect itself against losses.

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

The CRE guidance is triggered where either:

(a) Total loans for construction, land development, and other land represent 100% or more of the Bank’s total risk based capital; or

(b) Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the Bank’s total risk based capital.

Banks that are subject to the CRE guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital for the years ending December 31, 2008 and 2007.

	2008		2007
In (000s)	Aggregate Balance	Percent of Total	Aggregate Balance	Percent of Total
Loan Types:
Construction & development	$69,359	47%	$110,321	58%
Land	33,854	23%	34,600	18%

Sub total	103,213	70%	144,921	76%
Multi-family	3,602	3%	4,086	2%
Non-farm non-residential	39,566	27%	41,665	22%

Total	$146,381	100%	$190,672	100%

	Bank Limit	Actual	Bank Limit	Actual
Percent of Total Risk Based Capital:
Construction, development & land	415%	276%	415%	347%
Construction, development & land, multi-family, and non-farm, non-residential (nonowner occupied)	540%	392%	540%	456%

The following is recap of other real estate activity from December 31, 2007 to December 31, 2008:

In (000s)
Balance as of December 31, 2007	$6,247
Additions to base amount	1,822
Write-down	(246)
Sale of 11 residential vacant lots	(1,773)
Sale of 38 residential construction properties	(6,460)
Foreclosure on 103 residential lots and unimproved acreage	4,843
Foreclosure on 35 residential construction properties	9,833
Foreclosure on 1 commercial property	563

Balance as of December 31, 2008	$14,829

The Bank foreclosed 139 properties with carrying balances totaling $15.2 million and sold 49 properties with carrying balances totaling $8.2 million from year-end 2007 to December 31, 2008. The Bank devotes two seasoned construction lenders to marketing its other real estate holdings. Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves. Through 2008, other real estate properties were sold at an average 14% discount to carrying value. Additions to the base amount reflect improvements made to finish foreclosed residences. Management anticipates a significant increase in newly foreclosed properties over the next twelve months.

The following is an inventory of other real estate as of December 31, 2008:

In (000s) except for number	Number	Carrying Amount

1-4 Family Residences	35	$7,639
Residential Lots	175	4,227
Commercial Property	1	563
Unimproved Acres of Land	370	2,400

Total Other Real Estate		$14,829

Deposits

Total deposits declined $11.7 million or 3% from December 31, 2007 to 2008. The change from the prior year-end is principally attributable to a $27 million or 23% decrease in money market and NOW account balances partially offset by an $8.9 million or 71% increase in savings account balances and a $6 million or a 2% increase in time deposits. Time deposits include $50 million in brokered deposits which is a decrease of $7.2 million or 12% from December 31, 2007. Brokered deposits include $29.1 million in reciprocal deposits placed under the Certificate of Deposit Account Registry System (CDARS). These CDARS deposits represent stable local deposits, but are designated and reported as brokered deposits under regulatory requirements. The decrease in brokered deposits from December 31, 2007 to 2008 is essentially the result of asset shrinkage. Time deposits represent 64% and 61% of total deposits as of December 31, 2008 and 2007, respectively. The rise in time deposits for funding mix is due to declining interest rates which leads customers to lock in interest rates. See Liquidity and Interest Rate Risk comments for further discussion.

Capital

For the year ending December 31, 2008, the Company’s equity capital declined $5.5 million or 15% from the prior period. The change in equity capital over the period resulted from a $8.2 million net loss, a $0.8 million rise in net unrealized gains on securities available for sale, a $0.9 million decline in the after-tax effect of the Company’s current unfunded pension liability (see footnotes 1 and 9 of the Company’s consolidated financials statements for further discussion), $93,000 in noncash compensatory stock option expense, $253,000 in cash dividends paid, and stock issuance with net proceeds totaling $3 million.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2008, the Bank’s liquidity ratio was 11.4% versus 10.5% as of the prior year-end. In 2008, the Bank’s brokered deposits declined $7.2 million or 12% from December 31, 2007. Management may continue to reduce the level of brokered deposits and thus total assets over the next 12 months.

Management has established a noncore funding (wholesale, brokered (excluding CDARs), and out-of-territory deposits) guideline not to exceed 20% of Bank deposits. As of December 31, 2008 and 2007 the Bank’s noncore funding measure was 11.4% and 20.1%, respectively.

The Bank has a $6.5 million secured line of credit with a correspondent bank to supplement short term liquidity. During 2008, the Bank borrowed for nine days under this commitment with average borrowing of $1.7 million at a weighted average rate of 2.58% and a high of $3.5 million in May 2008.

The Bank has a $2 million FHLB advance that matures January 2009 and $5 million in fixed rate advances that may convert to 3 month LIBOR in 2009. Management believes unless LIBOR rises significantly before conversion, the FHLB will not exercise its right to convert these advances. Bank management believes that the repayment of $2 million in FHLB advances during 2009 will not materially impact liquidity.

Advances are drawn under a $28.3 million line of credit with the FHLB. The line of credit with FHLB is secured by a blanket lien on the Bank’s qualified 1-4 family residential mortgages, home equity mortgages, and multifamily mortgages outstanding as well as the Bank’s holdings of FHLB stock. During 2008, management drew $4 million in convertible term FHLB advances. The weighted average rate on these advances was 3.23% and the weighted average term was 8.5 years. During 2008, management utilized the daily revolving credit (DRC) facility as part of its FHLB credit line for 44 days with an average borrowing of $3.4 million, a weighted average rate of 2.38%, and a high of $5 million in May, June, and July 2008. See Table 8 for a recap of Bank borrowing.

In October 2008, the Bank withdrew its pledge of commercial real estate mortgages from the FHLB. Instead, management has elected to pledge commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB) where terms are considered more favorable to the Bank. The Bank has available credit with the FRB as of December 31, 2008 of $15 million. No advances on this line occurred in 2008. Management expects to increase this credit line by another $15 million in 2009 through the pledge of additional commercial real estate mortgages.

In January 2008, the Company renewed its line of credit with its primary correspondent bank. The renewal increased the line of credit $4 million to $12 million. The line of credit is tied to the prime lending rate and was to mature in 2010. The schedule of payments for the line called for interest only for a period followed by amortizing the outstanding balance over 10 years. The line of credit was secured by all stock of the Bank and included negative and positive covenants covering, in part, capital, earnings, and cash dividends. The line was closed in December 2008 and the bank stock pledge was released.

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP). Provision one of the TLGP allows the FDIC to guaranty the debit issued by financial institutions for liabilities outstanding as of September 30, 2008. The debt guaranty amount for the Bank is $8.4 million. Management is still assessing the benefits of this provision of the program and did not opt out of the program in case further developments prove to benefit the Bank. Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009. Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part. The FDIC is not permitted to charge assessments for this added coverage until after December 31, 2009. Management at this time is not aware of the assessment amounts for this coverage beyond December 31, 2009 as the FDIC has not announced such. Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying less than 0.50% through December 31, 2009. Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part. The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two. Management believes that participation in the program will result in additional expenses of less than $15,000 per year.

Beginning in the second quarter of 2007, management began offering a retail repurchase agreement to certain Bank customers. The agreement allows the Bank to sell its investment securities overnight and repurchase those securities the following business day. The rate floats and is tied to the ninety day U. S. Treasury bond. As of December 31, 2008 and 2007, the Bank has sold and is obligated to repurchase $440,757 and $304,555, respectively, in investment securities.

Beginning in the second quarter of 2007, the Bank began participating in a borrowing arrangement with the U. S. Treasury. The Bank, as an approved U. S. Treasury depository, historically accepts treasury, tax, and loan payments. Those payments were previously remitted to the U. S. Treasury on a daily basis; however, now those payments, up to an agreed upon maximum, can remain on deposit with the Bank. This obligation is repaid periodically as the U. S. Treasury requires and bears a variable rate of interest approximating the ninety day U. S. Treasury bond. As of December 31, 2008 and 2007, the Bank had $215,746 and $156,823, respectively, in note obligations under this program.

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

Off-Balance Sheet Arrangements

As described further in footnote 14 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, excluding construction and development, are generally for terms less than three years. Unfunded commitments for construction and development are typically for terms less than 18 months. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as origination fees. Origination fees for the years ending December 31, 2008, and 2007 were $369,277 and $791,379 respectively.

From time to time the Bank is asked by its creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2008 or 2007. Fees for issuing letters of credit totaled $14,482 and $13,463 for the years ending December 31, 2008 and 2007, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2008 and 2007, respectively.

Contingent Liabilities by Category (Amount in thousands)	2008 Total	% of Total	2007 Total	% of Total
Unfunded commitments secured by 1-4 family RE	$14,713	57.1%	$14,811	31.1%
Unfunded commitments secured by commercial RE	5,704	22.1%	25,607	53.8%
Other unfunded commitments	4,073	15.8%	5,149	10.8%
Financial standby letter of credit	290	1.1%	350	0.7%
Performance standby letters of credit	995	3.9%	1,719	3.6%

Total Contingent Liabilities	$25,775	100%	$47,636	100%

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, as of December 31, 2008.

	Payments Due by Period (Amount in thousands)
	Total	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
Contractual Obligations:
Deposits without stated maturity	$143,192	$143,192	$—	$—	$—
Certificates of deposit	252,407	189,734	47,123	15,550	—
Federal Home Loan Bank advances	16,000	2,000	3,000	2,000	9,000
Other borrowed funds	657	657	—	—	—
Lease obligations	781	131	262	262	126

Total	$413,037	$335,714	$50,385	$17,812	$9,126

Results of Operations – Twelve Months Ended December 31, 2008 Compared to 2007

Net interest income for the year ending December 31, 2008 decreased $4.8 million or 27% from the year-ago period. The decrease in net interest income is attributable to the reversal of interest income on loans placed on nonaccrual totaling $1.2 million, holding of other real estate and nonaccrual loans averaging $9.6 million and $28.7 million, respectively, $493,000 less in loan fee income, and net interest margin compression resulting from asset sensitivity as the prime lending rate fell 400 basis points (bps) during the year ending December 31, 2008. Management estimates that the effect of 2008 nonaccrual activity in terms of balance and lost interest income along with balances in other real estate results in $3.5 million in foregone loan interest income. This foregone interest income equates to 0.75% lost to the net interest margin.

The December 31, 2008 tax equivalent net interest margin of 3.11% fell 102 basis points from the year-ago period. Margin decline was attributable to a 92 basis point decrease in the net interest component of the net interest margin and an 11 basis point decline in the loan fee component of the net interest margin relative to the prior year. The 11 basis point decline in the loan fee component of the margin is due to $140.7 million fewer loans originated versus the prior year. The decline in the interest component of the net interest margin is principally due to the amount of nonaccrual loans and other real estate and secondarily to loans and other earning assets repricing faster downward than the decline in funding costs. The yield on earning assets declined 173 basis points from 2007 to 2008 while the cost of funds declined 86 basis points over the same period. The Bank’s average loan-to-funding ratio declined from 82.5% to 82% for 2007 to 2008.

Total interest income for the year ending December 31, 2008 declined $8.3 million or 24% from the year-ago period. The decrease in interest income was attributable to a decline in average earning assets and the level of nonaccrual loans.

In 2008 versus 2007, total average earning assets declined $12 million or 3% and average nonaccrual loans increased $24.5 million or 573%. The tax equivalent yield on earning assets as of December 31, 2008 was 6.17% and declined 175 basis points from the year-ago period. This decrease results from a 207 basis point fall in loan yield, a 5 basis point decline in investment portfolio yield, and a 285 basis point decline in yield on federal funds sold and interest bearing deposits. The overall decline in yield on earning assets from the year-ago period is principally due to the volume of nonaccrual loans and other real estate and secondarily to loans and other earning assets repricing faster downward as the prime lending rate fell 400 basis points during the year.

Interest expense for the twelve months ending December 31, 2008 declined $3.4 million or 21% from the year-ago period. The decrease in interest expense is due to an 86 basis points decline in cost of funds.

The cost of funds as of December 31, 2008 was 3.44% and fell 86 basis points from the year-ago period. The decrease in cost of funds results from a 161 basis point decline in the cost of interest bearing demand deposit accounts, a 1 basis point decline in the cost of funds on savings accounts, a 74 basis point decrease in cost of funds on time deposits, and a 16 basis point decline in borrowed money. The small decline in cost of funds for savings deposits is due to the increased popularity of a savings account that’s tied to 50% of the prime lending rate and a teaser rate associated with that product. The overall decline in the cost of funds from the year-ago period results from nonmaturing and maturing deposits repricing at lower rates as rates have fallen over the year.

Provision for loan losses for the twelve months ending December 31, 2008 increased $12.6 million or 380% from the year-ago period. The rise in provision expense versus the prior year-end was primarily due to $14.4 million in net charge-offs and an increase in problem loans. Refer to the discussion on loans and ALL adequacy for further comment.

During 2008, other income, excluding investment securities, other real estate, and fixed asset gains or losses, declined $37,709 or 1% from the year-ago period. Income from secondary market financing activity declined $137,855 or 20% from the year-ago period due to tightened credit underwriting standards resulting in lower volume. Mortgage originations for purchasing or refinancing residential real estate and sold into the secondary market fell 64 or 24% in number and 25% by dollar amount from 2007 to 2008. Overdraft fee income rose $118,225 or 7% due to higher overdraft fees and volume.

Investment securities gains totaling $2,158,514 represent the sale of the Company’s equity stake in Silverton Financial Services, Inc.

During 2008, other noninterest expense increased $447,166 or 3% from the year-ago period. This increase is principally attributable to two factors: a $166,261 or 242% increase in collection expenses associated with the increase in noncurrent loans; a $602,126 or 519% increase in other real estate expenses associated with the increased activity in other real estate. These higher expenses were partially off-set by a $445,787 or 5% decline in salary and employee benefit expense. From 2007 to 2008 full time equivalent employees declined 22 or 15%.

During 2008, the Company realized a $5.1 million income tax benefit. This benefit reflects the increase in certain deferred tax credits, a two year net operating loss carry-back, and $287,829 in net operating loss carry-forwards as permitted by tax code. This benefit was the result of the Company’s loss before income taxes.

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$11,562,650	$234,238	2.03%	$9,232,956	$453,892	4.92%	$14,024,172	$689,783	4.92%
Taxable investments	66,738,075	3,287,427	4.93%	70,679,753	3,525,154	4.99%	55,261,514	2,491,875	4.51%
Non-taxable investments	6,635,100	258,390	5.90%	10,703,778	428,973	6.07%	10,504,769	434,784	6.27%

Total investments	73,373,175	3,545,817	5.01%	81,383,531	3,954,127	5.13%	65,766,283	2,926,659	4.79%
Taxable loans	334,324,739	21,971,222	6.57%	343,471,851	29,718,212	8.65%	312,246,281	27,809,041	8.91%
Non-taxable loans	3,869,941	181,853	7.12%	1,068,467	59,886	8.49%	1,336,525	73,368	8.32%

Total loans	338,194,680	22,153,075	6.58%	344,540,318	29,778,098	8.65%	313,582,806	27,882,409	8.90%

Total interest earning assets	423,130,505	25,933,130	6.18%	435,156,805	34,186,117	7.91%	393,373,261	31,498,851	8.07%
Allowance for loan losses	(8,487,782)			(5,124,334)			(4,462,140)
Other assets	39,259,217			29,713,256			29,970,446

Total assets	$453,901,940			$459,745,727			$418,881,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$100,223,572	$1,328,132	1.33%	$116,866,109	$3,441,208	2.94%	$113,605,552	$2,941,889	2.59%
Savings	17,381,179	264,539	1.52%	12,010,137	184,350	1.53%	11,448,003	139,380	1.22%
Time	245,510,133	10,884,689	4.43%	234,323,402	12,125,482	5.17%	199,110,346	9,260,632	4.65%

Total Deposits	363,114,884	12,477,360	3.44%	363,199,648	15,751,040	4.34%	324,163,901	12,341,901	3.81%

Federal funds purchased	42,855	1,244	2.90%	84,245	4,577	5.43%	105,287	6,594	6.26%
FHLB advances	14,846,735	531,654	3.58%	18,941,714	689,972	3.64%	22,832,877	825,134	3.61%
Other borrowings	540,955	5,131	0.95%	274,602	9,808	3.57%	—	—	—

Total interest bearing liabilities	378,545,429	13,015,389	3.44%	382,500,209	16,455,397	4.30%	347,102,065	13,173,629	3.80%
Non-interest bearing demand deposits	34,093,123			34,636,932			34,738,891
Other liabilities	4,987,974			4,811,079			3,223,539
Stockholders’ equity	36,275,414			37,797,507			33,817,072

Total liabilities and stockholders’ equity	$453,901,940			$459,745,727			$418,881,567

Net interest income		$12,917,741			$17,730,720			$18,325,222

Net interest spread (TE)			2.74%			3.61%			4.27%
Net interest margin (TE)			3.11%			4.13%			4.72%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

(TE) - Tax Equivalent. Loan fees of $1,141,948; $1,634,948; and $1,995,433 are included in the yields for 2008, 2007 and 2006 respectively.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2008 over 2007 and 2007 over 2006.

	2008 over 2007
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$47,195	$(266,849)	$(219,654)
Taxable investments	(194,162)	(43,565)	(237,727)
Non-taxable investments	(158,446)	(12,137)	(170,583)
Taxable loans	(601,132)	(7,145,858)	(7,746,990)
Non-taxable loans	131,644	(9,677)	121,967

Total Interest Income	$(774,901)	$(7,478,086)	$(8,252,987)
Interest paid on:
Deposits:
Demand	(220,542)	(1,892,534)	(2,113,076)
Savings	81,746	(1,557)	80,189
Time	495,964	(1,736,757)	(1,240,793)
Federal funds purchased	(1,201)	(2,132)	(3,333)
FHLB advances	(146,639)	(11,679)	(158,318)
Other borrowings	2,526	(7,203)	(4,677)

Total Interest Expense	$211,854	$(3,651,862)	$(3,440,008)

Net Interest Income	$(986,755)	$(3,826,224)	$(4,812,979)

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2007 over 2006
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$(235,536)	$(355)	$(235,891)
Taxable investments	768,985	264,294	1,033,279
Non-taxable investments	7,976	(13,787)	(5,811)
Taxable loans	2,701,730	(792,559)	1,909,171
Non-taxable loans	(15,025)	1,543	(13,482)

Total Interest Income	$3,228,130	$(540,864)	$2,687,266
Interest paid on:
Deposits:
Demand	96,009	403,310	499,319
Savings	8,628	36,342	44,970
Time	1,822,162	1,042,688	2,864,850
Federal funds purchased	(1,143)	(874)	(2,017)
FHLB advances	(141,740)	6,578	(135,162)
Other borrowings	9,808	—	9,808

Total Interest Expense	$1,793,724	$1,488,044	$3,281,768

Net Interest Income	$1,434,406	$(2,028,908)	$(594,502)

Note :	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2008, 2007, and 2006. Amounts in thousands.

Securities Available For Sale	2008 Total Market Value	2007 Total Market Value	2006 Total Market Value
US Treasuries and Agencies	$27,606	$43,315	$57,877
Corporate debt securities	491	505	500
SCM’s	2,259	11,366	9,891
Mortgage backed securities	40,300	20,665	16,692
Equities	—	—	565

Subtotal	$70,656	$75,851	$85,525

Securities Held To Maturity	2008 Total Book Value	2007 Total Book Value	2006 Total Book Value
SCM’s	—	236	323

Total	$70,656	$76,087	$85,848

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield (TE)
Securities available for sale:
Treasuries and US government agencies	1,273,826	21,077,125	5,254,690	—	27,605,641	4.96%
State and political divisions	388,534	1,009,686	642,065	219,170	2,259,455	6.35%
Corporate debt securities	—	—	490,890	—	490,890	6.25%
Mortgage-backed securities	168,093	6,174,977	7,359,157	26,597,673	40,299,900	4.90%
Equities	—	—	—	—	—	—

Total	$1,830,453	$28,261,788	$13,746,802	$26,816,843	$70,655,886	4.98%

Mortgage backed securities are included in the maturities categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

	2008 Total	2008%	2007 Total	2007%	2006 Total	2006%	2005 Total	2005%	2004 Total	2004%
Classifications:
Commercial, financial & agricultural	$63,787	19.7%	$56,713	16.6%	$49,914	15.2%	$44,242	15.6%	$31,134	13.3%
Real estate-mortgage	178,287	55.0%	158,317	46.3%	150,893	45.9%	147,541	52.2%	144,056	61.7%
Real estate-construction	63,052	19.4%	109,739	32.1%	112,220	34.1%	75,246	26.6%	42,527	18.2%
Consumer loans	15,324	4.7%	16,074	4.7%	14,718	4.5%	14,507	5.1%	14,060	6.0%
Tax-exempt	3,881	1.2%	1,011	0.3%	1,132	0.3%	1,450	0.5%	1,806	0.8%

	324,331	100.0%	341,854	100.0%	328,877	100.0%	282,986	100.0%	233,583	100.0%

Allowance	(8,517)		(6,956)		(4,662)		(4,077)		(2,913)

Net Loans	$315,814		$334,898		$324,215		$278,909		$230,670

At December 31, 2008, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity
	One Year Or Less	Over One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$40,361	$21,187	$2,239	$63,787
Real estate-construction	62,689	363	—	63,052

Total	$103,050	$21,550	$2,239	$126,839

As of December 31, 2008, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustable Rate	Fixed Rate	Total
Commercial, financial & agricultural	$7,772	$15,654	$23,426
Real estate-construction	363	—	363

Total	$8,135	$15,654	$23,789

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. Amounts in thousands.

	2008 Total	2007 Total	2006 Total	2005 Total	2004 Total
Loans on non-accrual	$27,315	$21,565	$602	$420	$1,307
Trouble debt restructuring (nonaccrual)	2,440	—	—	—	—
Loans 90 days or more past due	1	44	335	118	116
Other real estate and repossessions	14,829	6,249	2,208	611	202

	$44,585	$27,858	$3,145	$1,149	$1,625
Non-performing loans as a % of loans	9.17%	6.32%	0.28%	0.19%	0.61%
Interest that would have been recognized	$3,475	$1,134	$60	$38	$117

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

McIntosh Bancshares, Inc.

Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2008	2007	2006	2005	2004
Allowance at beginning of year	$6,956	$4,662	$4,077	$2,913	$3,178
Charge-offs:
Commercial, financial, and agricultural	259	33	10	47	680
Real estate - mortgage	449	72	120	84	—
Real estate-construction	13,601	958	5	—	—
Consumer loans	161	175	114	89	63
Tax exempt	—	—	—	—	—

Total charge-offs	14,470	1,238	249	220	743
Recoveries:
Commercial, financial, and agricultural	—	1	—	6	6
Real estate - mortgage	12	147	23	119	—
Real estate-construction	19	—	—	—	—
Consumer loans	52	60	33	19	14
Tax exempt	—	—	—	—	—

Total recoveries	83	208	56	144	20

Net charge-offs	14,387	1,030	193	76	723
Provisions charged to earnings	15,948	3,324	778	1,240	458

Allowance at end of year	$8,517	$6,956	$4,662	$4,077	$2,913

Ratio of net charge-offs to avg. loans	4.25%	0.30%	0.06%	0.03%	0.33%
Ratio of allowance to total loans	2.63%	2.03%	1.42%	1.44%	1.25%

The Company has a dedicated loan review function. Sixty-two percent of the portfolio was reviewed in 2008 and placed into loan grading categories, which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

McIntosh Bancshares, Inc.

Table 5 - Con’t Analysis of the Allowance for Loan Losses

The following table presents the allocation of allowance for loan losses by category and the percentage of loans in each category to total loans at end of the last 5 years. Amounts in thousands.

	2008 Amount	2008%	2007 Amount	2007%	2006 Amount	2006%	2005 Amount	2005%	2004 Amount	2004%
Balance at End of Period Applicable to:
Commercial, financial, agricultural and tax exempt	$995	20.9%	$589	16.9%	$671	15.5%	$599	16.1%	$422	14.1%
Real estate-mortgage	2,070	55.0%	2,173	46.3%	2,192	45.9%	2,153	52.2%	1,545	61.7%
Real estate-construction	5,220	19.4%	3,932	32.1%	1,537	34.1%	1,030	26.6%	661	18.2%
Consumer loans	232	4.7%	262	4.7%	262	4.5%	295	5.1%	285	6.0%

Total allowance for loan loss	$8,517	100.0%	$6,956	100.0%	$4,662	100.0%	$4,077	100.0%	$2,913	100.0%

McIntosh Bancshares, Inc.

Table 6 - Deposits

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2008		2007		2006
Deposits:
Non-interest bearing demand deposits	$34,093,123	—	$34,636,932	—	$34,738,891	—
Interest bearing demand	100,223,572	1.33%	116,866,109	2.94%	113,605,552	2.59%
Savings	17,381,179	1.52%	12,010,137	1.53%	11,448,003	1.22%
Time	245,510,133	4.43%	234,323,402	5.17%	199,110,346	4.65%

Total	$397,208,007		$397,836,580		$358,902,792

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2008 summarized as follows. Amounts in thousands.

Total
Three months or less	$12,627
Over three months through six months	27,412
Over six months through twelve months	38,176
Over twelve months	30,728

$108,943

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company as of and for the years indicated. Amounts in thousands.

	2008	2007	2006
Net income	$(8,229)	$2,588	$4,918
Average assets	453,902	459,746	418,882
Average equity	36,275	37,798	33,817
Dividends	253	1,012	840
Return on average assets	-1.81%	0.56%	1.17%
Return on average equity	-22.69%	6.85%	14.54%
Dividend payout ratio	N/A	39.10%	17.07%
Average equity to average assets	7.99%	8.22%	8.07%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

The following table sets out certain information regarding the Company’s borrowings.

		2008		2007
Type: Federal Home Loan Bank Advances	Maturity	Amount	Rate	Amount	Rate
Fixed rate	01/25/09	2,000,000	4.05%	2,000,000	4.05%
Fixed rate	01/25/10	3,000,000	4.17%	3,000,000	4.17%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/13	2,000,000	3.44%	2,000,000	3.44%
Fixed rate convertible to 3 month LIBOR 3/17/09	03/17/14	3,000,000	2.91%	3,000,000	2.91%
Fixed rate convertible to 3 month LIBOR 5/19/09	05/19/15	2,000,000	3.77%	2,000,000	3.77%
Fixed rate convertible to 3 month LIBOR 5/24/10	05/22/15	2,000,000	2.86%	—	—
Fixed rate convertible to 3 month LIBOR 5/23/13	05/23/18	2,000,000	3.60%	—	—

Total		$16,000,000		$12,000,000

Maximum borrowing at any given month end - FHLB		$21,000,000		$21,000,000
Average outstanding borrowings for the period		$14,846,735	3.58%	$18,941,714	3.64%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing.	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	$144,922	$—	$—	$—	$144,922
Fixed rate loans	66,710	66,096	17,358	29,245	179,409
Investment securities	33,192	16,009	7,772	13,683	70,656
Other investments	—	—	—	3,348	3,348
Bank owned life insurance	6,774	—	—	—	6,774
Int bearing deposits in other banks & Fed Funds sold	9,649	—	—	—	9,649

Total interest earning assets	261,247	82,105	25,130	46,276	414,758
Interest bearing liabilities:
Fixed maturity deposits	189,734	47,123	15,550	—	252,407
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	89,486	—	—	—	89,486
Savings accounts	21,488	—	—	—	21,488
Other borrowed funds	9,657	5,000	2,000	—	16,657

Total interest bearing liabilities	$310,365	$52,123	$17,550	$—	$380,038
Interest rate sensitivity gap	$(49,118)	$29,982	$7,580	$46,276	$34,720
Cummulative interest rate sensitivity gap	$(49,118)	$(19,136)	$(11,556)	$34,720
Cummulative interest rate sensitivity gap to total assets	-10.89%	-4.24%	-2.56%	7.70%

Item 8.	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - December 31, 2008 and 2007

Consolidated Statements of Comprehensive Income - December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2008 and 2007

Consolidated Statements of Cash Flows - December 31, 2008 and 2007

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

The management of McIntosh Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting for the years ending December 31, 2008 and 2007, respectively. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008 and 2007, respectively, the Company’s internal control over financial reporting met those criteria and is effective.

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

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially after these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 9B.	Other Information

On December 23, 2008, the Company entered into a Debenture Agreement with Redemptus Group LLC (“Redemptus”), pursuant to which the Company will issue to Redemptus $8 million in debentures. The Debenture Agreement with Redemptus provides for the issuance to Redemptus of fixed rate debentures in principal amount of $439,229 (the “Fixed Rate Debentures”) and floating rate debentures in principal amount of $7,560,771 (the “Floating Rate Debentures,” and, collectively with the Fixed Rate Debentures, the “Debentures”). The Floating Rate Debentures will have quarterly coupon payments at an annual rate based on the prime rate plus 4.50%, subject to a minimum coupon of 7.50% and a maximum coupon of 12.75% and will be convertible at the option of the holder into common shares of the Company at a conversion price of $6.85 per share (the “Conversion Price”). The Conversion Price is subject to certain anti-dilution adjustments under the terms of the Debenture Agreement.

The Fixed Rate Debentures will have quarterly coupon payments at an annual rate of 12.75% and will be mandatorily convertible into an equal principal amount of Floating Rate Debentures upon the issuance by the Company of a sufficient number of common shares to result in Redemptus owning fewer than 25% of the outstanding common shares upon conversion of all the Debentures.

The Debentures will be secured by all of the outstanding common stock of the Bank and a $1.5 million interest payment account. The security interest in the Bank stock will terminate at the end of the fiscal quarter during which the Bank has consummated the sale of certain troubled assets in accordance with the provisions of the Debenture Agreement, provided that specified capital ratios for the Company and the Bank meet or exceed “well-capitalized” regulatory standards and that no event of default has occurred and is continuing.

The Debentures have a term of ten years, and will be callable by the Company at its option after five years under certain conditions described in the Debenture Agreement, subject in all cases to prior approval by the Federal Reserve Board, if then required.

Indebtedness under the Debentures may be accelerated and Redemptus or any subsequent holder of the Debentures may exercise their rights to the collateral and receive a default rate of interest if any of the following events of default occur:

(1)	failure to pay any obligation when due;

(2)	failure to complete a subsequent private placement and the sale of certain assets in accordance with the provisions of the Debenture Agreement;

(3)	breach of or default under any of the terms and conditions of the Debenture Agreement, subject to a 30-day right to cure certain breaches or defaults;

(4)	failure to make a position available for the holder’s nominee on the boards of directors of the Company and the Bank;

(5)	court-ordered attachment, seizure, receivership, injunction or similar action relating to the material assets or activities of the Company or the Bank;

(6)	insolvency or bankruptcy of the Company or closure or receivership of the Bank;

(7)	material misrepresentations or omissions reasonably relied upon in evaluating the purchase of the Debentures; or

(8)	certain change in control transactions.

The issuance of the Debentures is expected to close on or before March 31, 2009 and is subject to specified closing conditions, including but not limited to receipt of required regulatory approvals; receipt of transaction financing by Redemptus; completion of a $3.0 million private placement to directors and executive officers of the Company; payment of a placement fee and reimbursement of certain expenses to Redemptus; and Redemptus’s reasonable satisfaction with its continuing due diligence.

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

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of or incorporated by reference in this report:

(1)	Financial Statements: The consolidated balance sheets of McIntosh Bancshares, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years then ended, together with the related notes and the report of Porter Keadle Moore, LLP, independent registered public accounting firm.

(2)	Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McINTOSH BANCSHARES, INC.

Date: March 25, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 2009.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board and CEO

/s/ J. Paul Holmes, Jr. J. Paul Holmes, Jr.	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ George C. Barber George C. Barber	Director

/s/ Thurman L. Willis Thurman L. Willis	Director, President and Chief Operating Officer

/s/ James P. Doyle James P. Doyle	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No.
0-49766).

2.5	Amendment to the Articles of Incorporation of McIntosh Bancshares, Inc. – January 29, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8K, filed by the Registrant on January 30, 2009, File No. 0-049766).

4.1	Debenture Agreement between the Registrant and Redemptus, dated December 23, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8K, filed by the Registrant on December 31, 2008, File No. 0-049766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.9	Stock Option Agreement with Jason Patrick dated September 18, 2003 (incorporated by reference to Exhibit 6.9 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.10	Stock Option Agreement with Rob Beall dated September 18, 2003 (incorporated by reference to Exhibit 6.10 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003 (incorporated by reference to Exhibit 6.11 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.12	Stock Option Agreement with James P. Doyle dated September 18, 2003 (incorporated by reference to Exhibit 6.12 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.13	Stock Option Agreement with William K. Malone dated September 18, 2003 (incorporated by reference to Exhibit 6.13 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.14	Stock Option Agreement with Thurman Willis dated September 18, 2003 (incorporated by reference to Exhibit 6.14 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004 (incorporated by reference to Exhibit 6.15 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005, File No. 000-49766).

10.16	Stock Option Agreement with Rob Beall dated October 20, 2005 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.17	Stock Option Agreement with Jason Patrick dated October 20, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

Exhibit No.	Description
10.18	Stock Option Agreement with Charles Harper dated October 20, 2005 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.19	2006 Stock Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A Proxy Statement, filed with the Commission on April 25, 2006, File No. 000-49766).

10.20	Stock Option Agreement with William K. Malone dated July 18, 2006 (2006 Stock Compensation Plan Example) (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 29, 2007, File No. 000-49776).

10.21-.25	Amendments to Salary Continuation Agreements filed on December 1, 2008 (incorporated by reference to Exhibits 10.21-.25 to the Registrant’s Form 8K, filed by the Registrant on December 1, 2008, File No. 0-049766).

13.1	Consolidated Financial Statements

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer