Form 10-Q
period 2009-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2009-05-08
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

As of May 8, 2009, 3,252,581 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at March 31, 2009 (Unaudited) and	2
		December 31, 2008 (Audited)

		Consolidated Statements of Operations (Unaudited) for Each of the Three	3
		Months ended March 31, 2009 and 2008

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Three Months ended March 31, 2009 and 2008

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Three	5
		Months ended March 31, 2009 and 2008

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	11
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

	Item 4T.	Controls and Procedures	21

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 3.	Defaults Upon Senior Securities	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 5.	Other Information	23

	Item 6.	Exhibits	24

	Signatures		25

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

March 31, 2009 and December 31, 2008
	March 31,	December 31,
Assets	2009	2008
	(Unaudited)	(Audited)

Cash and due from banks	$12,707,110	$11,236,248
Interest-bearing deposits	8,343,079	3,648,976
Federal funds sold	8,000,000	6,000,000
Investment securities available for sale	65,429,155	70,655,886
Other investments	1,441,700	3,347,979
Loans	311,061,555	324,331,007
Less: Allowance for loan losses	(7,483,684)	(8,517,479)
Loans, net	303,577,871	315,813,528
Premises and equipment, net	6,601,461	6,785,873
Other real estate	20,192,206	14,829,144
Accrued interest receivable	2,251,590	2,296,294
Bank owned life insurance	6,839,896	6,774,322
Other assets	9,578,547	9,765,916
Total assets	$444,962,615	$451,154,166

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$31,908,436	$32,218,792
Money market and NOW accounts	86,998,876	89,485,500
Savings	23,001,672	21,488,019
Time deposits of $100,000 or more	106,896,620	108,775,948
Time deposits	143,980,276	143,631,233
Total deposits	392,785,880	395,599,492
Borrowed funds	15,229,241	16,656,504
Accrued interest payable and other liabilities	5,946,329	6,624,647
Total liabilities	413,961,450	418,880,643

Commitments
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized , no shares issued or outstanding
Common stock, par value $2.50; 10,000,000 shares authorized,
3,252,581 shares issued and outstanding	8,131,453	8,131,453
Surplus	7,680,071	7,660,276
Retained earnings	15,278,388	16,689,822
Accumulated other comprehensive loss	(88,747)	(208,028)
Total stockholders' equity	31,001,165	32,273,523
Total liabilities and stockholders' equity	$444,962,615	$451,154,166

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008

Interest income:
Loans, including fees	$4,754,632	$6,383,900
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	788,113	797,459
State, county and municipal	23,560	115,727
Other investments	996	25,319
Federal funds sold and other short-term investments	5,727	93,400
Total interest income	5,573,028	7,415,805

Interest expense:
Interest-bearing demand and money market	86,615	532,979
Savings	80,463	40,410
Time deposits of $100,000 or more	1,101,989	1,457,158
Other time deposits	1,364,593	1,540,323
Other	126,905	111,946
Total interest expense	2,760,565	3,682,816
Net interest income	2,812,463	3,732,989
Provision for loan losses	555,665	886,804
Net interest income after provision for loan losses	2,256,798	2,846,185

Other income:
Service charges	565,004	592,225
Investment securities gains (losses)	(1,706,679)	717,415
Increase in cash surrender value of life insurance	75,915	62,880
Other real estate losses	(71,129)	(72,278)
Fixed and repossessed asset gains (losses)	485	(1,870)
Other income	278,813	341,696
Total other income	(857,591)	1,640,068

Other expenses:
Salaries and employee benefits	1,010,119	2,480,020
Occupancy and equipment	430,544	447,620
Other operating	1,214,935	1,053,232
Total other expenses	2,655,598	3,980,872
Earnings before income taxes	(1,256,391)	505,381
Income tax expense	(155,043)	(121,451)
Net earnings	$(1,411,434)	$383,930

Basic earnings per common share based on average outstanding
shares of 3,252,581 in 2009 and 2,810,976 in 2008	$(0.43)	$0.14
Diluted net earnings per common share based
on average outstanding shares of 3,252,581 in 2009 and 2,847,507 in 2008	$(0.43)	$0.13

Dividends declared per share of common stock	$-	$0.09

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008

Net earnings (loss)	$(1,411,434)	$383,930
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $61,448 and $299,128	119,281	580,660
Change in unfunded pension liability, net of tax of $2,558	-	4,966
Total other comprehensive income	119,281	585,626
Comprehensive income (loss)	$(1,292,153)	$969,556

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(1,411,434)	$383,930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	214,004	192,279
Gain on sale of other investments	-	(717,415)
Loss on write-off of other investments	1,706,679
Provision for loan losses	555,665	886,804
Stock-based compensation	19,795	23,270
Provision for deferred income tax benefit	376,476	-
Loss on sale of other real estate	71,129	72,278
(Gain) loss on fixed and repossessed asset disposal	(485)	1,870
Change in:
Accrued interest receivable and other assets	(271,425)	158,225
Accrued interest payable and other liabilities	(678,318)	(65,468)
Net cash provided by operating activities	582,086	935,773

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	6,869,051	9,777,887
Proceeds from sales of other real estate	517,493	1,232,858
Purchases of securities available for sale	(1,483,531)	(8,204,503)
Purchases of other investments	-	(2,000)
Proceed from sales of other investments	199,600	843,400
Additions to other real estate	(140,554)	(938,054)
Net change in loans	5,868,862	(4,782,433)
Purchases of premises and equipment	(7,167)	(70,485)
Net cash provided (used) by investing activities	11,823,754	(2,143,330)

Cash flows from financing activities:
Net change in deposits	(2,813,612)	(2,271,943)
Proceeds from borrowed funds	572,737	-
Repayment of borrowed funds	(2,000,000)	-
Dividends paid	-	(252,988)
Net cash used by financing activities	(4,240,875)	(2,524,931)
Net change in cash and cash equivalents	8,164,965	(3,732,488)
Cash and cash equivalents at beginning of period	20,885,224	21,343,108
Cash and cash equivalents at end of period	$29,050,189	$17,610,620

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$119,281	$580,660
Change in unfunded pension liability	$-	$4,966
Transfer of loans to other real estate	$5,811,130	$3,662,320
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,480,391	$3,819,147
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of McIntosh Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, McIntosh State Bank (the “Bank”) and McIntosh Financial Services, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

The Company’s accounting policies are fundamental to management’s discussion and analysis of financial condition and results of operations.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders.

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

Item 1.  Financial Statements (continued)

Earnings per common share has been computed based on the weighted average number of shares outstanding during the period.  The basic earnings per share calculation for 2008 has been adjusted to reflect the impact of dilutive securities in the form of stock options.  Only a reconciliation for the period ending March 31, 2008 is presented.  Inclusion of potential common shares for the period ending March 31, 2009 would be anti-dilutive; therefore these amounts are not presented.  The basic and diluted earnings per share for March 31, 2008 are as follows:

	Net Earnings	Common Shares	Per Share Amount
For the three months ended March 31, 2008
Basic earnings per share	$383,930	2,810,976	$0.14
Effect of dilutive securities	-	36,531	(0.01)
Diluted earnings per share	$383,930	2,847,507	$0.13

(4)	Financial Accounting Standards Board Statement 123 Revised

The Company accounts for its stock compensation plans using Statement of Financial Accounting Standards (SFAS) No. 123 (resised 2004), Share-Based Payments, which requires a fair value based method of accounting for employee stock compensation plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

The Company recorded $19,794 and $23,270 in compensation expense during each of the quarters ended March 31, 2009, and March 31, 2008, respectively.

As of March 31, 2009 and March 31, 2008, there was approximately $215,000 and $285,000, respectively, of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of four remaining years.

(5)	Financial Accounting Standards Board Statement 157

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157) expands disclosures about fair value measurements and applies under other accounting Statements that the Company has previously adopted.  The effective date of SFAS 157 is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Item 1.  Financial Statements (continued)

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company utilizes fair value measures to record fair value adjustments on certain assets and liabilities.  Securities available-for-sale are recorded at fair value on a recurring basis.  Other asset categories that are affected by periodic adjustments to fair value include:  goodwill; impaired loans; and other real estate.  The Company, as allowed under SFAS 157, elects to disclose on a prospective basis.  Following is a description of valuation methodologies used by the Company for assets recorded at fair value:

Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, that are traded by dealers and brokers in active over-the-counter markets, and money market funds.  Level 2 securities include U. S. Treasury and Agency securities, mortgage-backed securities issued by government sponsored entities, municipals bonds, and corporate debt securities.  Level 3 securities include asset-backed securities in less liquid markets.

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114).  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded At Fair Value on a Recurring Basis as of March 31, 2009

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities AFS	$65,429	$-	$65,429	$-
Total Recurring	$65,429	$-	$65,429	$-

Assets Recorded At Fair Value on a Nonrecurring Basis as of March 31, 2009

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$56,697	$-	$31,474	$25,223
Other Real Estate	20,192	-	20,192	-
Total Nonrecurring	$76,889	$-	$51,666	$25,223
Total Fair Value of Assets	$142,318	$-	$117,095	$25,223

(6)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.

Item 1.  Financial Statements (continued)

(7)	Recent Accounting Pronouncements

On April 9, 2009 the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 157, Fair Value Measurements, in staff position FAS 157-4. FAS 157-4 addresses when the volume and level of trading activity for the asset or liability have significantly decreased and the circumstances indicate a transaction is not orderly.  In management’s view FAS 157-4 applies narrowly where quoted prices are not determinative of fair value when market disorder exists.  Management does not believe FAS 157-4 has a material impact on the Company’s financial statements or disclosures.

On April 9, 2009 the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, in staff position FAS 115-2.  FAS 115-2 addresses other-than-temporary impairment (OTTI) for debt securities and the entity's ability and intent to hold the debt to allow for its anticipated recovery.  Management does not presently believe FAS 115-2 will have a material impact on the Company’s financial statements or disclosures.

 On April 9, 2009 the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 107, Disclosures about Fair Value of Financial Instruments, in staff position FAS 107-1.  FAS 107-1 requires publicly traded companies (to include companies registered with the Securities and Exchange Commission) to disclose in the notes of interim financial statements the fair value and carrying value of assets and liabilities as of the statement date.  An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period.  FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  Management intends on applying provisions of FAS 107-1 for the reporting period ending June 30, 2009.

The Company is unaware of other recent accounting pronouncements that would materially impact the financial statements.

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

Financial Condition

The financial condition of the Company as of March 31, 2009 shows assets declined $6.2 million or 1.4% and $15.9 million or 3.5% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), rose $2.9 million or 3.2% and $1.5 million or 1.6% from year-end and year-ago periods, respectively.  The rise in liquid assets is due to declining loans from prior periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans

Gross loans fell $13.3 million or 4.1% and $29.9 million or 8.8% from the year-end and year-ago periods, respectively.  Declining loan balances are due to the following:   (1) efforts by management to exit certain borrowing relationships that have become outside the bank’s acceptable risk profile and lowering the level of commercial real estate exposure; (2) foreclosure activity; and (3) loan charge-offs.  For the three months ending March 31, 2009, the bank foreclosed $5.8 million in other real estate and charged-off $1.6 million in loans.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to fall further in coming quarters.

The allowance for loan losses (ALL) declined $1.0 million or 12.1% and increased $1.6 or 28.3% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $0.6 million and $1.6 million in net charge-offs.  The change in ALL from the year-ago period results from $15.6 million in provision expense and $14 million in net charge-offs.  As of March 31, 2009, the ALL as a percentage of gross loans (reserve ratio) is 2.41% versus 2.63% and 1.71% as of the year-end and year-ago periods, respectively.   The overall decline in ALL from year-end is due to management writing down and thus charging off amounts reserved against impaired loans that became collateral dependent.

The following table outlines impaired loans:

In (000s) Impaired loans by loan type:	3/31/09	12/31/08	3/31/08
Commercial, financial & agricultural	$7,819	$3,664	$312
Real estate-mortgage	18,095	6,463	374
Real estate-construction	30,157	27,567	21,931
Consumer loans	626	576	14
Total impaired loans	$56,697	$38,270	$22,631

Impaired loans in total with no allowance	$44,266	$22,334	$5,535
Allowance for impaired loans	$(3,136)	$(4,163)	$(1,939)

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 13.85% at March 31, 2009 versus 11.43% and 8.59% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio from the year-end period is principally due to $6.4 million more loans delinquent 30 days or more and not on nonaccrual.  Higher delinquency ratios are reflective of the difficulty Bank borrowers face making timely payments and renewing loans in the current economic environment.

As of March 31, 2009 37 relationships were on nonaccrual.  The following table outlines nonaccrual loans:
In (000s)	3/31/09	12/31/08	3/31/08
Total Nonaccrual Loans	$29,409	$29,755	$22,630
Nonaccrual Loans to Gross Loans	9.4%	9.2%	6.6%

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

The Bank historically attempts to meet the housing needs of its markets.  Following is a table outlining the Bank’s loans on 1-4 family properties:

In (000s)	3/31/09	12/31/08	3/31/08
1-4 family construction loans	$54,339	$61,395	$97,185
1-4 family mortgages - first lien	62,557	64,677	50,132
1-4 family mortgages - junior lien	29,262	28,485	24,342
Total	$146,158	$154,557	$171,659
Percentage of total loans	46%	48%	50%

As of March 31, 2009, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 37% of the Company’s loan portfolio including unfunded commitments.  As of March 31, 2009, AD&C loans represented 20% of gross loans and commitments versus 24% and 37% as of the prior year-end and the year-ago periods, respectively.

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$59,234	42%	$69,359	47%
Land	34,258	25%	33,854	23%
Sub total	93,492	67%	103,213	70%
Multi-family	4,329	3%	3,602	3%
Non-farm non-residential	42,017	30%	39,566	27%
Total	$139,838	100%	$146,381	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	290%	269%	415%	276%
Construction, development & land, multi-family and non-farm non-residential	415%	402%	685%	392%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a recap of other real estate activity from December 31, 2008 to March 31, 2009:

Balance as of December 31, 2008	$14,829,144
Additions to base amount	140,554
Write-down	(78,384)
Sale of 10 acres unimproved land	(36,024)
Sale of 4 residential construction properties	(474,214)
Foreclosure on 6 residential lots and unimproved acreage	464,146
Foreclosure on 41 residential construction properties	5,346,984
Balance as of March 31, 2009	$20,192,206

The following is an inventory of other real estate as of March 31, 2009:

		Carrying
	Number	Amount
1-4 Family Residences	69	$12,652,520
Residential Lots	181	4,613,175
Unimproved Acres of Land	389	2,364,011
Commercial Property	1	562,500
Total Other Real Estate		$20,192,206

The Bank foreclosed 47 properties with carrying balances totaling $5.8 million and sold 5 properties with carrying balances totaling $0.5 million from year-end 2008 to March 31, 2009.  The Bank devotes a seasoned construction lender to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Deposits

Total deposits declined $2.8 million or 0.7% and $12.2 million or 3.0% from the year-end and year-ago periods, respectively.  The decline in deposits is principally attributable to the decline in NOW and money market balances totaling $2.5 million or 2.8% and $26.9 million or 23.6% versus year-end and the year-ago periods, respectively.  The decline from year-end and year ago is attributable to lower public deposits and depositors shifting to time deposits in order to achieve higher rates of return.  The increase in savings deposits represents the popularity of Prime Savings.  The Prime Savings interest rate for balances $5,000 and over is tied to 50% of the prime lending rate.

As of March 31, 2009, brokered deposits totaled $46.2 million and decreased $3.8 million and $8.5 million from the year-end and year-ago periods, respectively.  Management will continue to reduce the level of brokered deposits and thus total assets over the next several quarters.   See Liquidity comments for further discussion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital

As of March 31, 2009, the Company’s equity capital declined $1.3 million or 1.4% and declined $7.5 million or 19.6% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $1.4 mllion in net loss, an increase of $0.1 million in unrealized gains on securities available-for-sale, and $20,000 in noncash compensatory stock option expense.

The change in equity capital from the year-ago period results from $10.0 million in net loss, an increase of $0.3 million in net unrealized gains on securities available-for-sale, $0.9 million decline in the after-tax effect of the Company’s current unfunded pension liability, $90,000 in noncash compensatory stock option expense, and stock issuance with net proceeds totaling $3 million.

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

Due to its current condition and results of operation, the Directors of the Company and Bank entered into informal agreements with the Federal Reserve, FDIC, and Georgia Department of Banking and Finance in the third quarter of 2008.  These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality.  Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loans losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier One leverage capital ratio of 8% or more, a Tier One risked-based capital ratio of 6% or more, and a Total risked-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. Failure to adequately address the provisions contained in these agreements may result in the issuance of a cease and desist order pursuant to Section 8 of the FDI Act.  The Bank is presently unable to achieve the Tier One leverage and Total risked-based capital provisions of the agreements but is negotiating for added capital.  See Item 5 for further information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2009, the Bank is considered Adequately Capitalized under the regulatory framework for prompt corrective action.   As of March 31, 2009 the capital ratios for the Company and the Bank are as follows:
	Company	Bank
Leverage Capital	6.21%	6.46%
Tier 1 Risk-Based	8.04%	8.38%
Total Risk-Based	9.30%	9.65%

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of March 31, 2009, the Bank’s liquidity ratio was 13.9% versus 11.4% and 11.2% as of the year-end and the year-ago periods, respectively.  Management continues to build liquidity as loans repay and in anticipation of certificate of deposit maturities.

The Bank has a $2 million FHLB advance that may convert to 3 month LIBOR within the next 12 months and a $3 million in FHLB advance that matures within the next 12 months.  Management believes unless rates change materially, the FHLB will not exercise its right to convert this advance and the advance will extend to its maturity in 2015.  Management anticipates the $3 million FHLB advance maturing within the next twelve months will be renewed for another term.

FHLB advances are drawn under a $25.9 million line of credit with FHLB.  Management repaid a $2 million advance that matured January 2009.  As of March 31, 2009, the weighted average rate and weighted average maturity of the Bank’s $14 million in outstanding FHLB advances is 3.47% and 60 months, respectively.

The Bank has pledged $40 million in eligible commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB).  The FRB announced effective April 27, 2009 it would lower the loan-to-value limits on commercial real estate from 75% to 65%.  This change lowers the availability on pledge collateral by $4 million to $26 million.  No advances on this line occurred in 2009.

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP).  Provision one of the TLGP allows the FDIC to guaranty the debit issued by financial institutions for liabilities outstanding as of September 30, 2008.  The debt guaranty amount for the Bank is $8.4 million.  Management is still assessing the benefits of this provision of the program and did not opt out of the program in case further developments prove to benefit the Bank. Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The FDIC is not permitted to charge assessments for this added coverage until after December 31, 2009.  Management at this time is not aware of the assessment amounts for this coverage beyond December 31, 2009 as the FDIC has not announced such.  Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying less than 0.50% through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two. Management believes that participation in the program will result in additional expenses of less than $15,000 per year.  The FDIC has yet to announce an extension of TLGP beyond December 31, 2009.  Given the continued overall instability of the banking industry, management believes failure to extend TLGP could be materially adverse to the liquidity of the industry as well as the Bank.

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

Results of Operations – Three months ended March 31, 2009

Net interest income for the three months declined $0.9 million or 24.7% from the year-ago period.  The Company’s March 31, 2009 tax equivalent net interest margin of 2.89% declined 67 basis points from the year-ago period.  Lower net interest income and thus compressed net interest margin results from carrying average nonearning assets including $28.5 million in nonaccrual loans and $16.7 million in other real estate and repricing loan rates faster than deposit rates as the prime lending rate fell.

Total interest income for the three months declined $1.8 million or 24.8% from the year-ago period.  The yield on earning assets as of March 31, 2009 was 5.59% and fell 135 basis points from the year-ago period.  The decline in the yield on earning assets from the year-ago period results from a 146 basis point decline in loan yield, a 34 basis point decline in investment portfolio yield, and a 300 basis point decline in yield on federal funds sold and interest bearing deposits.  The overall decline in yield on earning assets from the year-ago period versus the three months ended March 31, 2009 principally results from:  repricing renewing loans and originating new loans at generally lower interest rates as the prime lending rate has fallen 200 basis points over the past 12 months; $154,000 or 45% less loan fee income versus the year-ago period due to declining loan volume; and the reversal of $126,000 in loan interest income during the period as a result of placing loans on nonaccrual.

Interest expense for the three months declined $0.9 million or 25.0% from the year-ago period.  The cost of funds as of March 31, 2009 was 2.92% and fell 93 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 94 basis point decline in the cost of funds on interest bearing deposits and a 24 basis point decline in borrowed money cost.  The overall decline in the cost of funds from the year-ago period versus the three months ended March 31, 2009 results from the Bank repricing its nonmaturing and time deposits and borrowed funds at lower interest rates as the prime lending rate has fallen 200 basis points over the past 12 months.

The provision for loan losses for the three months declined $331,000 or 37.3% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for provision expense.

Other income for the three months declined $2.5 million or 152.3% from the year-ago period.  This decline was principally the result of recognizing a $1,707,000 write-off in stock of Silverton Bank, N.A. due to its May 2009 failure and $108,000 or 60.0% less secondary market income.

Other noninterest expense for the three months decreased $1.3 million or 33.3% from the year-ago period.  Expense control instituted by management has resulted in lowering noninterest expenses.   However, higher legal, collection, and other real estate expense continue to partially overshadow expense control gains.  Legal, collection, and other real estate expenses rose $130,000 or 59.0% versus the year-ago period.  Salary and employee benefit expense declined $1.5 million or 59.3% from the year-ago period.  The decline was principally due to the effects of fewer employees and the reversal of accrued deferred compensation totaling $1.0 million in the current period.  The reversal for deferred compensation reflects the election of directors and select executive officers to forego future and accrued benefits of deferred compensation under plans originated in years past.  Full-time equivalent employees for the Company have fallen from 143 to 123 or 14.0% from the year-ago period.

Income tax expense for the three months increased $34,000 or 28.0% from the year-ago period.  While the Company reported a loss before tax in the current period, it is unable to recognize a tax benefit for this cpaital loss as all income and expense for the period is ordinary.  The increase in tax expense from the year-ago period is principally attributable to 11.0% more income before income tax and a rise in the effective tax rate from 24.0% to 34.0%.  The lower effective tax rate in the year-ago period was due to a projected lower State income tax liability as the liability was expected to be satisfied by the Company's payments for business, occupation, and license (BOL) taxes due to the State.  Lower revenue base for BOL projected for 2009 leads to a greater expected State income tax liability in the current period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2008.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting met those criteria and is effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

The Company and Redemptus Group LLC (“Redemptus”) have executed Amendment No. 1, dated as of March 31, 2009 (the “Amendment”), to the Debenture Purchase Agreement between the Company and Redemptus dated December 23, 2008 (the “Agreement”).  The Company previously disclosed the terms of the Agreement on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.  An 8-K dated April 7, 2009, covering Amendent No. 1 was filed with the Securities and Exhange Commission.

The Amendment, (i) extends the deadlines for the closing of the purchase and sale of the debentures from March 31, 2009 to June 30, 2009; (ii) extends the deadline for the completion of the $3.0 million follow-on private placement of the Company’s common stock required as a closing condition for the purchase and sale of the debentures from March 31, 2009 to June 30, 2009; and (iii) extends the deadline for completion of the sale of certain troubled assets required under the Agreement from December 31, 2009 to March 31, 2010.  The Amendment also addresses certain financial obligations of the Company to Redemptus as more fully described below.

Under the Agreement, the Company is required to pay up to $250,000 of Redemptus’s legal and due diligence expenses incurred in connection with the transactions contemplated by the Agreement. In the Amendment, the parties agree that the Company currently owes Redemptus an amount specified in a separate invoice for such expenses and that such amount (approximately $206,000) will be due and payable upon the earliest to occur of: (i) the closing of the sale of the debentures under the Agreement, as amended; (ii) the completion of the follow-on private placement described in clause (ii) of Item 1.01 above; (iii) the Company’s completion of any sale, merger, financing or other strategic transaction outside its ordinary course of business; and (D) June 30, 2009.  The Amendment also restates the prior provision in the Agreement that the Company will not be liable to Redemptus in any event for due diligence and legal costs exceeding $250,000.

Item 6.  Exhibits
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

2.4
Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No.0-49766).

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

10.26
    Cancellation of Salary Continuation Agreements filed on May 4, 2009, (incorporated by reference to
    Exhibits 10.1-10.11 to Registrant's Form 8-K, filed by the Registrant on May 4, 2009, File No. 0-049766).

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

Date:  May 8, 2009

By /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  May 8, 2009

By /s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)

____________________________________________________________________________________________________________