Form 10-Q
period 2009-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2009-07-30
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of July 30, 2009, 3,252,581 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at June 30, 2009 (Unaudited) and	2
		December 31, 2008 (Audited)

		Consolidated Statements of Operations (Unaudited) for Each of the Three and Six	3
		Months ended June 30, 2009 and 2008

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Six Months ended June 30, 2009 and 2008

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Six	5
		Months ended June 30, 2009 and 2008

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	14
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

	Item 4T.	Controls and Procedures	25

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	26

	Item 6.	Exhibits	28

	Signatures		30

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

June 30, 2009 and December 31, 2008
	June 30,	December 31,
Assets	2009	2008
	(Unaudited)	(Audited)

Cash and due from banks	$2,726,142	$11,236,248
Interest-bearing deposits	23,826,845	3,648,976
Federal funds sold	-	6,000,000
Investment securities available for sale	62,100,801	70,655,886
Other investments	1,441,700	3,347,979
Loans	304,232,272	324,331,007
Less: Allowance for loan losses	(8,200,781)	(8,517,479)
Loans, net	296,031,491	315,813,528
Premises and equipment, net	6,369,539	6,785,873
Other real estate	19,837,329	14,829,144
Accrued interest receivable	1,943,316	2,296,294
Bank owned life insurance	6,905,470	6,774,322
Other assets	6,120,744	9,765,916
Total assets	$427,303,377	$451,154,166

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$32,193,380	$32,218,792
Money market and NOW accounts	82,913,344	89,485,500
Savings	24,879,838	21,488,019
Time deposits of $100,000 or more	100,060,221	108,775,948
Time deposits	136,933,118	143,631,233
Total deposits	376,979,901	395,599,492
Borrowed funds	15,137,346	16,656,504
Accrued interest payable and other liabilities	6,165,236	6,624,647
Total liabilities	398,282,483	418,880,643

Commitments
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized , no shares issued or outstanding
Common stock, par value $2.50; 10,000,000 shares authorized,
3,252,581 shares issued and outstanding	8,131,453	8,131,453
Surplus	7,699,866	7,660,276
Retained earnings	13,584,880	16,689,822
Accumulated other comprehensive loss	(395,305)	(208,028)
Total stockholders' equity	29,020,894	32,273,523
Total liabilities and stockholders' equity	$427,303,377	$451,154,166

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)
	Three Months		Six Months
	2009	2008	2009	2008

Interest income:
Loans, including fees	$4,422,872	$5,694,063	$9,177,504	$12,077,963
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	678,536	768,086	1,466,649	1,565,545
State, county and municipal	19,189	93,354	42,749	209,081
Other investments	7,813	32,739	8,809	58,058
Federal funds sold and other short-term investments	15,476	28,006	21,203	121,406
Total interest income	5,143,886	6,616,248	10,716,914	14,032,053

Interest expense:
Interest-bearing demand and money market	78,339	306,020	164,954	838,999
Savings	67,488	49,351	147,951	89,761
Time deposits of $100,000 or more	1,021,464	1,360,832	2,123,453	2,817,990
Other time deposits	1,339,818	1,312,318	2,704,411	2,852,641
Other	122,885	131,772	249,790	243,718
Total interest expense	2,629,994	3,160,293	5,390,559	6,843,109
Net interest income	2,513,892	3,455,955	5,326,355	7,188,944
Provision for loan losses	2,170,039	3,971,304	2,725,704	4,858,108
Net interest income (loss) after provision for loan losses	343,853	(515,349)	2,600,651	2,330,836

Other income:
Service charges	590,819	612,609	1,155,823	1,204,834
Investment securities gains (losses)	1,500	1,466,725	(1,705,179)	2,184,140
Increase in cash surrender value of life insurance	75,915	62,880	151,830	125,760
Other real estate losses	(373,652)	(88,837)	(444,781)	(161,115)
Fixed and repossessed asset gains (losses)	(986)	(7,384)	(501)	(9,254)
Other income	291,649	321,797	570,462	663,493
Total other income	585,245	2,367,790	(272,346)	4,007,858

Other expenses:
Salaries and employee benefits	1,919,422	2,233,431	2,929,541	4,713,451
Occupancy and equipment	387,676	455,762	818,220	903,382
Other operating	1,358,413	1,053,898	2,573,348	2,107,130
Total other expenses	3,665,511	3,743,091	6,321,109	7,723,963
Loss before income taxes	(2,736,413)	(1,890,650)	(3,992,804)	(1,385,269)
Income tax benefit	1,042,905	584,721	887,862	463,270
Net loss	(1,693,508)	$(1,305,929)	$(3,104,942)	$(921,999)

Basic loss per common share based on average outstanding
shares of 3,252,581 in 2009 and 2,810,976 in 2008	$(0.52)	$(0.46)	$(0.95)	$(0.33)
Diluted loss per common share based
on average outstanding shares of 3,252,581 in 2009 and 2,810,976 in 2008	$(0.52)	$(0.46)	$(0.95)	$(0.33)

Dividends declared per share of common stock	$-	$-	$-	$0.09

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
	2009	2008

Net loss	$(3,104,942)	$(921,999)
Other comprehensive income (loss), net of income tax:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of tax of ($96,476) and ($220,592)	(187,277)	(428,208)
Less: Reclassification adjustment for gains on sale of securities, net of tax of ($8,033)	-	(15,592)
Change in unfunded pension liability, net of tax of $5,115	-	9,932
Total other comprehensive loss	(187,277)	(433,868)
Comprehensive loss	$(3,292,219)	$(1,355,867)

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
	2009	2008
Cash flows from operating activities:
Net loss	$(3,104,942)	$(921,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	428,635	406,203
Gain on sale of other investments	-	(2,158,514)
Gain on sale of call of securities available for sale	-	(25,626)
Loss on write-off of other investments	1,706,679	-
Provision for loan losses	2,725,704	4,858,108
Stock-based compensation	39,590	46,540
Provision for deferred income tax benefit	808,615	-
Loss on sale of other real estate	444,781	161,115
Loss on fixed and repossessed asset disposal	502	9,254
Change in:
Accrued interest receivable and other assets	3,155,300	231,045
Accrued interest payable and other liabilities	(459,411)	(459,223)
Net cash provided by operating activities	5,745,453	2,146,903

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	18,017,450	15,440,177
Proceeds for sales of secrities available for sale		9,466,448
Proceeds from sales of other real estate	3,750,870	3,617,859
Purchases of securities available for sale	(9,790,099)	(16,563,779)
Purchases of other investments	-	(2,361,179)
Proceed from sales of other investments	199,600	2,797,579
Additions to other real estate	(348,189)	(1,151,095)
Net change in loans	8,200,686	(8,790,974)
Purchases of premises and equipment	30,741	15,163
Net cash provided (used) by investing activities	20,061,059	2,470,199

Cash flows from financing activities:
Net change in deposits	(18,619,591)	(17,558,386)
Proceeds from borrowed funds	480,842	20,518,457
Repayment of borrowed funds	(2,000,000)	(11,500,000)
Dividends paid	-	(252,988)
Net cash used by financing activities	(20,138,749)	(8,792,917)
Net change in cash and cash equivalents	5,667,763	(4,175,813)
Cash and cash equivalents at beginning of period	20,885,224	21,343,108
Cash and cash equivalents at end of period	$26,552,987	$17,167,295

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(187,277)	$(428,207)
Transfer of loans to other real estate	$5,667,763	$4,532,208
Change in unfunded pension liability	$-	$9,932
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,262,557	$7,198,413
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

(2)	Cash and Cash Equivalents

For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold.

(3)	Investment Securities

On April 9, 2009 the Financial Accounting Standards Board (FASB) issued SFAS Recognition and Presentation of Other-Than Temporary Impairments, in staff positions SFAS 115-2 and SFAS 124-2 (SFAS 115-2/124-2).  SFAS 115-2/124-2 extend disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements.  SFAS 115-2/124-2 are effective for interim reporting periods ending after June 15, 2009.

Investment securities at June 30, 2009 and December 31, 2008 are as follows:
Securities Available for Sale as of June 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U. S. Government-sponsored agencies	$18,972,034	$512,926	$-	$19,484,960
Residential mortgage-backed securities of U.S. Government agencies	9,047,068	198,789	(28,122)	9,217,735
Residential mortgage-backed securities of U.S. Government sponsored agencies	27,895,333	891,223	(3,408)	28,783,148
Commercial mortgage-backed securities of U.S. Government agencies	2,268,052	360	(8,134)	2,260,278
States and political subdivisions	1,845,937	56,077	(1,034)	1,900,980
Corporate debt securities	500,000	-	(46,300)	453,700
	$60,528,424	$1,659,375	$(86,998)	$62,100,801

Item 1.  Financial Statements (continued)
Securities Available for Sale as of December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U. S. Government-sponsored agencies	$26,782,056	$823,585	$-	$27,605,641
Residential mortgage-backed securities of U.S. Government agencies	5,701,083	207,610	-	5,908,693
Residential mortgage-backed securities of U.S. Government sponsored agencies	33,566,639	831,907	(7,339)	34,391,207
Commercial mortgage-backed securities of U.S. Government agencies	-	-	-	-
States and political subdivisions	2,249,980	40,482	(31,007)	2,259,455
Corporate debt securities	500,000	-	(9,110)	490,890
	$68,799,758	$1,903,584	$(47,456)	$70,655,886

Other investments are comprised of the following:
	June 30, 2009	December 31, 2008
Federal Home Loan Bank – Common Stock	$1,441,700	$1,641,300
Silverton Financial Services, Inc – Common Stock	-	1,706,679
	$1,441,700	$3,347,979

For the period ending June 30, 2009, the Company did not recognize any other-than-temporary impairment in accumulated other comprehensive income or earnings.  In March 2009 the Company wrote-off its $1.7 million common stock investment in Silverton Bank, N.A. due to its failure.  For the period ending June 30, 2009, $187,277 reflects the change in net unrealized losses (net of tax benefit) in other comprehensive income.  There were no reclassification adjustments for the period ending June 30, 2009.

The amortized cost and estimated market value of investment securities available for sale at June 30, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Investment Securities Available for Sale
	Amortized Cost	Market Value
Due in one year or less	$3,132,543	$3,134,044
Due from one to five years	12,476,571	12,875,867
Due from five to ten years	5,468,855	5,590,763
Due after ten years	240,000	238,965
Mortgage-backed securities	39,210,453	40,261,162
	$60,528,424	$62,100,801

Item 1.  Financial Statements (continued)

Gross gains and losses on calls and sales of securities consist of the following:

	June 30, 2009		June 30, 2008
	3 Months	6 Months	3 Months	6 Months
Gross proceeds on calls of securities	$7,150,000	$11,150,000	$3,000,000	$7,770,000
Gross proceeds on sales of securities	-	-	9,642,823	9,642,823
Gross proceeds on sales of other investments	-	-	1,706,678	2,797,579
Total	$7,150,000	$11,150,000	$14,349,501	$20,210,402
Gross losses on calls of securities	$-	$-	$-	-
Gross losses on sales of securities	-	-	(45,831)	(45,831)
Total	$-	$-	$(45,831)	$(45,831)
Gross gains on calls of securities	$1,500	$1,500	$-	$-
Gross gains on sales of securities	-	-	71,456	71,456
Total	$1,500	$1,500	$71,456	$71,466
Gross gains on sales of other investments	-	-	$1,466,725	$2,184,140

For the periods presented, the cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method for debt securities and average cost for equity (other investment) securities.

For the period ending June 30, 2008, the Company did not recognize any other-than-temporary impairment in accumulated other comprehensive income.  For the period ending June 30, 2008, $428,208 less in net unrealized gains (net of tax) was included in other comprehensive income.  Reclassification adjustments totaling ($15,592) for the period ending June 30, 2008 reflects the after tax net gains on the sale of $9.6 million in state and county bonds.

Item 1.  Financial Statements (continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position for the periods ending June 30, 2009 and December 31, 2008, respectively.
	Less Than Twelve Months		Twelve Months or More
June 30, 2009	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Residential mortgage-backed securities of U.S. Government agencies	$(28,123)	$979,642	$-	$-
Residential mortgage-backed securities of U.S. Government sponsored agencies	-	-	(3,407)	152,464
Commercial mortgage-backed securities of U.S. Government agencies	(8,134)	999,452	-	-
State and political subdivisions	(1,034)	238,966	-	-
Corporate debt securities	-	-	(46,300)	453,700

Total	$(37,291)	$2,218,060	$(49,707)	$606,164

December 31, 2008
Residential mortgage-backed securities of U.S. Government sponsored agencies	$(23)	$17,643	$(7,316)	$475,428
State and political subdivisions	(31,007)	708,993	-	-
Corporate debt securities	(9,110)	490,890	-	-

Total	$(40,140)	$1,217,526	$(7,316)	$475,428

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary as of June 30, 2009 and December 31, 2008.

Item 1.  Financial Statements (continued)

(4)	Basic and Dilutive Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

Earnings per common share has been computed based on the weighted average number of shares outstanding during the period.  Inclusion of potential common shares for the three and six month periods ending June 30, 2009 and 2008, respectively,  would be anti-dilutive; therefore these amounts are not presented.

(5)	Equity Based Compensation

The Company accounts for its stock compensation plans using Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments, which requires a fair value based method of accounting for employee stock compensation plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company recorded $39,588 and $46,540 in compensation expense during each of the six months ended June 30, 2009 and June 30, 2008, respectively.

As of June 30, 2009 and June 30, 2008, there was approximately $175,400 and $261,500, respectively, of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of four remaining years.

Item 1.  Financial Statements (continued)

(6)	Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements, (SFAS 157) expands disclosures about fair value measurements and applies under other accounting statements that the Company has previously adopted.   On April 9, 2009 the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement 107, Disclosures about Fair Value of Financial Instruments, in staff position FAS 107-1.  FAS 107-1 requires publicly traded companies (to include companies registered with the Securities and Exchange Commission) to disclose in the notes of interim financial statements the fair value and carrying value of assets and liabilities as of the statement date.  An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period.  FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  FAS 107-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FAS 107-1 requires comparative disclosures only for periods ending after initial adoption.

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

The Company utilizes fair value measures to record fair value adjustments on certain assets and liabilities and to complete fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Other asset categories that are affected by periodic adjustments to fair value include: goodwill; impaired loans; and other real estate. The Company, as allowed under SFAS 157, elects to disclose on a prospective basis. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Following is a description of valuation methodologies used by the Company for assets and liabilities which are either recorded or disclosed at fair value:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Item 1.  Financial Statements (continued)

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, U.S. Treasury securities that are traded by dealers and brokers in active over-the-counter markets, and money market funds. Level 2 securities include U. S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipals bonds, and corporate debt securities. Level 3 securities include asset-backed securities in less liquid markets.

Other Investments

The carrying value of other investments is estimated to approximate fair value.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment. Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Bank Owned Life Insurance

The carrying value of cash surrender value of life insurance approximates fair value.

Goodwill

Goodwill is subject to periodic impairment testing.  A discounted cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected discounted net operating cash flows are less than the carrying value, the asset is recorded at the fair value as determined by the valuation model.  As such, in the period where an impairment charge is recorded, the Company classifies goodwill subjected to nonrecurring fair value adjustment as Level 3.

Item 1.  Financial Statements (continued)

Deposits

The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits are estimated by discounting the future cash flows using the rates currently offered for funding of similar maturities to the estimated average life for each type of deposit. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds

The fair value of fixed rate and convertible FHLB advances is estimated by discounting the future cash flows using the current rates at which similar advances would be drawn by the Bank. For variable rate FHLB advances, the carrying value approximates fair value. The carrying amounts of borrowings under repurchase agreements and other short-term borrowings approximate their fair value.

Commitments to Extend Credit and Standby Letters of Credit

Off-balance-sheet financial instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable interest rates. Therefore, both the carrying value and the fair value associated with these instruments are immaterial.

Assets Recorded At Fair Value on a Recurring Basis as of June 30, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities AFS	$62,101	$-	$62,101	$-
Total Recurring	$62,101	$-	$62,101	$-

Assets Recorded At Fair Value on a Nonrecurring Basis as of June 30, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans (net of allowance)	$56,292	$-	$38,236	$18,056
Other Real Estate	19,837	-	19,837	-
Total Nonrecurring	$76,129	$-	$58,073	$18,056
Total Fair Value of Assets	$138,230	$-	$120,174	$18,056

SFAS 114 Level III Impaired Loan Rollforward

(Amounts in thousands)
Level III impaired loans 12-31-08	$19,987
Allowance	(640)
Net level III impaired loans	$19,347
Foreclosed to ORE	(3,636)
Charged-off	(1,256)
Paid	(1,005)
No longer impaired	(1,336)
Additions to existing amount	34
Now designated level II	(8,189)
Change in allowance	(776)
Additions to level III	14,873
Ending balance 6-30-09	$18,056

Item 1.  Financial Statements (continued)

The carrying amount and estimated fair values of the Company’s financial instruments at June 30, 2009 are as follows:
(Amounts in thousands)	June 30, 2009
Financial assets:	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$26,553	$26,553
Investment securities	62,101	62,101
Other investments	1,442	1,442
Loans (net)	296,031	301,446
Bank owned life insurance	6,905	6,905
Financial liabilities:
Deposits	$376,980	$373,114
Other borrowed funds	15,137	15,075

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(7)  Events or Transactions Subsequent to the Balance Sheet Date

In May 2009, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 165, Subsequent Events.  This new standard applies to interim and annual financial periods ending after June 15, 2009.  The statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through July 30, 2009, the date financial statements were issued.

(8)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.

Item 1.  Financial Statements (continued)

(9)	Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (FASB) issued Statement No. 166.  SFAS 166 is a revision to SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

In June 2009 the Financial Accounting Standards Board (FASB) issued Statement No. 167.  SFAS 167 is a revision to SFAS Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

SFAS 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Management does not presently believe SFAS 166 and 167 will have a material impact on the Company’s financial statements or disclosures.

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

Financial Condition

The financial condition of the Company as of June 30, 2009 shows assets declined $23.9 million or 5.3% and $24.6 million or 5.4% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), declined $2.9 million or 3.2% and rose $7.3 million or 8.6% from year-end and year-ago periods, respectively.  The decline in liquid assets from year-end is due to a $18.7 million decline in total deposits offset by a $20.1 million decline in gross loans and $5 million increase in other real estate.  The rise in liquid assets from year-ago is due to a $39.5 million decline in gross loans partially offset by a $12.7 million decline in total deposits, $6.3 million decline in borrowed funds, and $11.6 million increase in other real estate.  In an effort to preserve capital and reduce wholesale funding, management is actively reducing the balance sheet by shrinking gross loans and using those funds to retire wholesale funding.

Loans

Gross loans fell $20.1 million or 6.2% and $39.5 million or 11.5% from the year-end and year-ago periods, respectively.  Declining loan balances are due to the following:   (1) efforts by management to exit certain borrowing relationships that have become outside the bank’s acceptable risk profile and lowering the level of commercial real estate exposure; (2) foreclosure activity; and (3) loan charge-offs.  For the six months ending June 30, 2009, the bank foreclosed $8.9 million in other real estate and charged-off $3.1 million in loans.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to fall further in coming quarters.

The allowance for loan losses (ALL) declined $317 thousand or 3.7% and $1.3 million or 13.5% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $2.7 million and $3.0 million in net charge-offs.  The change in ALL from the year-ago period results from $13.8 million in provision expense and $15.1 million in net charge-offs.  As of June 30, 2009, the ALL as a percentage of gross loans (reserve ratio) is 2.70% versus 2.63% and 2.76% as of the year-end and year-ago periods, respectively.   The overall decline in ALL from year-end is due to management writing down and thus charging off amounts reserved against impaired loans that became collateral dependent.

The following table outlines impaired loans:
In (000s) Impaired loans by loan type:	6/30/09	12/31/08	6/30/08
Commercial, financial & agricultural	$8,304	$3,664	$1,895
Real estate-mortgage	24,098	6,463	3,236
Real estate-construction	27,710	27,567	26,933
Consumer loans	104	576	16

Total impaired loans	$60,216	$38,270	$32,080

Impaired loans in total with no allowance	$40,777	$22,334	$11,486
Allowance for impaired loans	$(3,925)	$(4,163)	$(4,733)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 11.96% at June 30, 2009 versus 11.43% and 10.42% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio from the year-end period is principally due to $4.3 million more loans on nonaccrual offset by $4.9 million less loans delinquent 30 days or more and not on nonaccrual.  Higher delinquency ratios are reflective of the difficulty Bank borrowers face making timely payments and renewing loans in the current economic environment.  Unfortunately, management expects these circumstances to exist over the next several quarters.

In order to contend with the level of nonperforming loans, the Bank employs two seasoned work-out lenders devoted to troubled credits.  Management may need to expand these resources further.

As of June 30, 2009 47 relationships were on nonaccrual.  The following table outlines nonaccrual loans:
In (000s)	6/30/09	12/31/08	6/30/08
Total Nonaccrual Loans	$33,354	$29,755	$31,819
Nonaccrual Loans to Gross Loans	11.0%	9.2%	9.3%

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Creditors for Trouble Debt Restructurings, (SFAS 15), management has identified $2.3 million in loans restructured from their original terms.  The result of these trouble debt restructurings is the Bank agreed to forbear on collecting $127,959 in accrued but unpaid interest when the notes matured and were renewed. These credits are currently on nonaccrual and have been reviewed for impairment.

The Bank historically attempts to meet the housing needs of its markets.  Following is a table outlining the Bank’s loans on 1-4 family properties:
In (000s)	6/30/09	12/31/08	6/30/08
1-4 family construction loans	$52,942	$61,395	$84,934
1-4 family mortgages – first lien	60,566	64,677	54,379
1-4 family mortgages – junior lien	29,288	28,485	25,845
Total	$142,796	$154,557	$165,158
Percentage of total loans	47%	48%	48%

As of June 30, 2009, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 22% of the Company’s loan portfolio including unfunded commitments.  As of June 30, 2009, AD&C loans represented 18% of gross loans and commitments versus 24% and 32% as of the prior year-end and the year-ago periods, respectively.

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$54,613	44%	$69,359	47%
Land	32,790	26%	33,854	23%
Sub total	87,403	70%	103,213	70%
Multi-family	4,304	4%	3,602	3%
Non-farm, non-residential, non-owner occupied	32,619	26%	39,566	27%
Total	$124,326	100%	$146,381	100%

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	290%	281%	415%	276%
Construction, development & land, multi-family and non-farm non-residential	415%	400%	685%	392%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a recap of other real estate activity from December 31, 2008 to June 30, 2009:

Balance as of December 31, 2008	$14,829,144
Additions to base amount	348,189
Write-down	(198,364)
Sale of 342 acres unimproved land	(1,004,334)
Sale of 19 residential construction properties	(2,992,953)
Foreclosure on 1 commercial property	112,500
Foreclosure on 6 residential lots and 90 unimproved acres	793,006
Foreclosure on 45 residential construction properties	7,950,141
Balance as of June 30, 2009	$19,837,329

The following is an inventory of other real estate as of June 30, 2009:

		Carrying
	Number	Amount
1-4 Family Residences	58	$12,746,209
Residential Lots	181	5,020,419
Unimproved Acres of Land	147	1,395,701
Commercial Property	2	675,000
Total Other Real Estate		$19,837,329

The Bank foreclosed 53 properties with carrying balances totaling $8.9 million and sold 21 properties with carrying balances totaling $4.0 million from year-end 2008 to June 30, 2009.  The Bank devotes a seasoned construction lender to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Deposits

Total deposits declined $18.6 million or 4.7% and $12.7 million or 3.3% from the year-end and year-ago periods, respectively.  The decline in deposits is principally attributable to the decline in NOW and money market balances totaling $6.6 million or 7.3% and $16.3 million or 16.4% versus year-end and the year-ago periods, respectively.  The decline from year-end and year ago is attributable to lower public deposits and depositors shifting to time deposits in order to achieve higher rates of return.  The increase in savings deposits represents the popularity of Prime and Prestige Savings.  These savings accounts pay a rate of interest tied to the prime lending rate.

As of June 30, 2009, brokered deposits totaled $37.6 million and decreased $13.2 million and $14.4 million from the year-end and year-ago periods, respectively.  As the Bank is Adequately Capitalized, it can not accept or renew brokered deposits without waiver from FDIC.  Therefore, management will continue to reduce the level of brokered deposits and thus total assets over the next several quarters.   See Liquidity comments for further discussion.

Capital

As of June 30, 2009, the Company’s equity capital delined $3.3million or 10.1% and $7.2 million or 19.9% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $3.1 million in net loss, a decline of $0.5 million in unrealized gains on securities available-for-sale, partially offset by $40,000 in noncash compensatory stock option expense.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The change in equity capital from the year-ago period results from $10.4 million in net loss, an increase of $1 million in net unrealized gains on securities available-for-sale, $0.9 million decline in the after-tax effect of the Company’s current unfunded pension liability, $86,000 in noncash compensatory stock option expense, and stock issuance with net proceeds totaling $3 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2009, the Bank is considered Adequately Capitalized under the regulatory framework for prompt corrective action.   As of June 30, 2009 the capital ratios for the Company and the Bank are as follows:
	Company	Bank
Leverage Capital	5.92%	6.18%
Tier 1 Risk-Based	7.97%	8.31%
Total Risk-Based	9.23%	9.58%

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of June 30, 2009, the Bank’s liquidity ratio was 13.7% versus 11.4% and 10.5% as of the year-end and the year-ago periods, respectively.  Management continues to build liquidity as loans repay and in anticipation of certificate of deposit maturities.

The Bank has a $2 million FHLB advance that may convert to 3 month LIBOR within the next 12 months and a $3 million in FHLB advance that matures within the next 12 months.  Management believes unless rates change materially, the FHLB will not exercise its right to convert this advance and the advance will extend to its maturity in 2015.  Management anticipates the $3 million FHLB advance maturing within the next twelve months will be renewed for another term.  Since year-end, a $2 million advance matured and was repaid.  As of June 30, 2009, the weighted average rate and weighted average maturity of the Bank’s $14 million in outstanding FHLB advances is 3.47% and 57 months, respectively.

FHLB advances are drawn under an $18 million line of credit with FHLB.  In July 2009 the FHLB advised the Bank that it would only be allowed to renew existing borrowings but that its unused borrowing capacity would be rescinded.

The Bank has pledged $39 million in eligible commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB).  In July 2009 the Bank was notified that due to its condition, the advance margin would fall from 65% to 40%.  This change lowers the availability by $10 million to $15.6 million.  No advances on this line have occurred in 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP).  Provision one of the TLGP allows the FDIC to guaranty the debt issued by financial institutions for liabilities outstanding as of September 30, 2008.  The debt guaranty amount for the Bank is $8.4 million.  Management is still assessing the benefits of this provision of the program and did not opt out of the program in case further developments prove to benefit the Bank. Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  In May 2009 the FDIC extended the temporary increase of $250,000 until December 31, 2013.  Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying less than 0.50% through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two.  Management believes that participation in the program will result in additional expenses of less than $15,000 per year.  The FDIC has proposed two options for winding down provision three of TLGP beyond December 31, 2009.  The first option would be to adhere to the December 31, 2009 expiration date as outlined or the second option would be to extend coverage until June 30, 2010.  The second option would call for a 25 basis point per annum charge.  Given the continued overall instability of the banking industry, management believes failure to extend this TLGP provision would be materially adverse to the liquidity of the industry as well as the Bank.

In May 2009 the FDIC finalized its special assessment to all depository institutions.  The special assessment base is essentially 5% of total assets less tier one capital as of June 30, 2009.  The FDIC has instructed all covered depository institutions that the special assessment should be accrued in the quarter ending June 30, 2009 which lead the Bank to expense an added $205,000 in FDIC insurance during the quarter.  The FDIC also announced that another special assessment was possible before the end of 2009 depending on a number of factors outside management’s ability to estimate at this time.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation – Three months ended June 30, 2009 and 2008

Net interest income for the three months declined $0.9 million or 27.3% from the year-ago period.  This decline is due to the following:  a $118,436 or 37.8% decline in loan fee income during the three months ending June 30, 2009 versus the year-ago period; carrying $4.9 million more in average nonaccrual loans and $12.3 million more in average other real estate as of June 30, 2009 versus the year-ago period; and loans declined $6.9 million or 2.3% in current three month period versus increasing $2.8 million or 0.8% in the prior period quarter.  Adding to net interest income during three month period versus the year-ago period was reversing $125,651 less in interest income from placing loans on nonaccrual status during the period.

The Company’s June 30, 2009 tax equivalent net interest margin of 2.57% declined 79 basis points from the year-ago period.  Ten basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.

Total interest income for the three months declined $1.5 million or 22.3% from the year-ago period.  The yield on earning assets as of June 30, 2009 was 5.19% and declined 112 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 91 basis point drop in loan yield, a 48 basis point decrease in investment portfolio yield, and a 174 basis point decrease in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was the 175 basis point fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Total interest expense for the three months fell $0.5 million or 16.8% from the year-ago period.  The cost of funds as of June 30, 2009 was 2.84% and fell 53 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 56 basis point decline in the cost of funds on interest bearing deposits and a 22 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended June 30, 2009 results from the Bank repricing both its nonmaturing and maturing time deposits lower as interest rates have fallen 175 bps.

Provision for loan losses for the three months declined $1.8 million or 45.4% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months declined $1.8 million or 75.3% from the year-ago period.  This decrease is principally due to $1.5 million in gains on the sale of securities and other investments in the year-ago period and $0.3 million more losses on the sale of other real estate in the current three month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense for the three months declined $0.1 million or 2.1% from the year-ago period.  This decrease is predominately attributable to lower salary and employee benefit expenses somewhat offset by higher FDIC insurance premium expense.  Salaries and personnel expense has fallen $0.3 million or 14.1% as full-time equivalent employees for the Company have fallen from 141.5 to 117 or 17%.   FDIC insurance premium expense has increased $0.2 million as the Bank accrued a special assessment in the quarter as outlined previously.

Income tax benefit for the three months rose $0.4 million or 78.4% from the year-ago period.  The decrease from the year-ago period is attributable to 44.7% more net loss before income tax benefit.  The tax benefit rate rose from 30.9% to 38.1% in the current period versus the year ago period.  The rise in tax benefit rate is due to the differences in tax rates applied to income earned in the prior period.  Investment security gains experienced in the prior period were taxed at the capital gains rate of 15% as opposed to the ordinary income rate.  The result was a lower overall tax benefit rate in the prior period.

Results of Operation – Six months ended June 30, 2009 and 2008

Net interest income for June 30, 2009 declined $1.9 million or 25.9% from the year-ago period.  This decline is due to the following:  a $272,903 or 41.5% decline in loan fee income during the six months ending June 30, 2009 versus the year-ago period; carrying $4.8 million more in average nonaccrual loans and $11.1 million more in average other real estate as of June 30, 2009 versus the year-ago period; and loans declined $20.1 million or 6.2% in the current six month period versus increasing $1.9 million or 0.5% during the year-ago period.  Adding to net interest income in three month period versus the year-ago period was reversing $75,563 less in interest income from placing loans on nonaccrual status during the period.

The Company’s June 30, 2009 tax equivalent net interest margin of 2.74% fell 72 basis points from the year-ago period.  Twelve basis points of margin decline was due to lower loan fee income with the remainder of the decline from less spread between earning assets and interest bearing liabilities.

Total interest income for June 30, 2009 declined $3.3 million or 23.6% from the year-ago period.  The yield on earning assets as of June 30, 2009 was 5.41% and declined 122 basis points from the year-ago period.  The fall in the yield on earning assets from the year-ago period resulted from a 118 basis point decline in loan yield, a 40 basis point decline in investment portfolio yield, and a 256 basis point rise in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was a 175 fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Total interest expense declined $1.5 million or 21.2% from the year-ago period.  The cost of funds as of June 30, 2009 was 2.88% and declined 74 basis points from the year-ago period.  The decrease in cost of funds from the year-ago period resulted from a 75 basis point decline in the cost of funds on interest bearing deposit accounts and a 22 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended June 30, 2009 results from the Bank repricing both its nonmaturing and maturing time deposits lower as interest rates have fallen 175 bps.

Provision for loan losses declined $2.1 million or 43.9% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income declined $4.3 million or 106.8% from the year-ago period.  This decline is principally due to $2.2 million in gains on the sale of securities and other investments incurred in the year ago period versus recognizing a $1.7 million write-off in stock of Silverton Bank N.A. due to its May 2009 failure.  In addition, losses on the sale of other real estate rose $0.3 million due to sales of $6.2 million more in other real estate versus the prior period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operation (continued)

Other noninterest expense declined $1.4 million or 18.2% from the year-ago period.  This decrease is predominately attributable to lower salary and employee benefit expenses.  Salaries and personnel expense has fallen $1.7 million or 37.9% as full-time equivalent employees for the Company have fallen from 141.5 to 117 and the reversal of $1.0 million in accrued deferred compensation expense in the current period.  Other operating expense is $0.5 million more in the current period versus the year-ago period due to $0.3 million or 84% more in other real estate and collection expenses.

Income tax benefit increased $0.4 million or 91.7% from the year-ago period.  The decrease from the year-ago period was attributable to $2.6 million or 188.2% more net loss before tax benefit partially offset by no tax loss benefit associated with the write-down of the Silverton stock in the current period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2008.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on our assessment, we believe that, as of June 30, 2009, the Company’s internal control over financial reporting met those criteria and is effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of McIntosh Bancshares, Inc. held May 21, 2009.

(b)	The following matter was submitted to a vote of security holders:

(1)                 Election of Class II Directors (Term to expire in 2012) – Dennis Keith Fortson and Thurman L. Willis.

A tabulation of votes concerning the above matter is as follows:

Shares voted in favor		1,901,667
Shares voted against/withheld		144,113

Total shares represented	2,045,780
Total shares outstanding	3,252,581

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

Item 5.  Other Information (continued)

Under the Agreement, the Company is required to pay up to $250,000 of Redemptus’s legal and due diligence expenses incurred in connection with the transactions contemplated by the Agreement. In the Amendment, the parties agree that the Company currently owes Redemptus an amount specified in a separate invoice for such expenses and that such amount (approximately $206,000) will be due and payable upon the earliest to occur of: (i) the closing of the sale of the debentures under the Agreement, as amended; (ii) the completion of the follow-on private placement described in clause (ii) of Item 1.01 above; (iii) the Company’s completion of any sale, merger, financing or other strategic transaction outside its ordinary course of business; and (iv) June 30, 2009.  The Amendment also restates the prior provision in the Agreement that the Company will not be liable to Redemptus in any event for due diligence and legal costs exceeding $250,000.

The Company is currently negotiating a new definitive agreement with Redemptus.  The outcome of those negotiations can not be predicted at the time of filing this report.

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

Item 6.  Exhibits (cpntinued)
Exhibit No.	Description
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

Date:  July 30, 2009

By /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  July 30, 2009

By /s/ James P. Doyle
James P. Doyle, Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)