Form 10-Q
period 2009-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2009-11-09
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]          No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of Exchange Act.

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

As of November 9, 2009, 3,252,581 shares of common stock were issued and outstanding.

		MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES

		INDEX
			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at September 30, 2009 (Unaudited) and	2
		December 31, 2008 (Audited)

		Consolidated Statements of Operations (Unaudited) for Each of the Three and Nine	3
		Months ended September 30, 2009 and 2008

		Consolidated Statements of Comprehensive Income (Unaudited)	4
		for Each of the Nine Months ended September 30, 2009 and 2008

		Consolidated Statements of Cash Flows (Unaudited) for Each of the Nine	5
		Months ended September 30, 2009 and 2008

		Notes to Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial	13
		Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

	Item 4T.	Controls and Procedures	23

PART II		OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	25

	Signatures		28

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

September 30, 2009 and December 31, 2008
	September 30,	December 31,
Assets	2009	2008
	(Unaudited)	(Audited)
Cash and due from banks	$2,225,376	$11,236,248
Interest-bearing deposits	32,747,723	3,648,976
Federal funds sold	-	6,000,000
Investment securities available for sale	55,991,139	70,655,886
Other investments	1,441,700	3,347,979
Loans	297,849,981	324,331,007
Less: Allowance for loan losses	(9,700,820)	(8,517,479)
Loans, net	288,149,161	315,813,528
Premises and equipment, net	6,175,333	6,785,873
Other real estate	17,007,355	14,829,144
Accrued interest receivable	1,678,850	2,296,294
Bank owned life insurance	6,971,044	6,774,322
Other assets	8,087,175	9,765,916
Total assets	$420,474,856	$451,154,166

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$30,635,973	$32,218,792
Money market and NOW accounts	89,491,699	89,485,500
Savings	18,370,884	21,488,019
Time deposits of $100,000 or more	113,947,848	108,775,948
Time deposits	120,757,699	143,631,233
Total deposits	373,204,103	395,599,492
Borrowed funds	15,044,562	16,656,504
Accrued interest payable and other liabilities	5,477,803	6,624,647
Total liabilities	393,726,468	418,880,643

Commitments
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized , no shares issued or outstanding
Common stock, par value $2.50; 10,000,000 shares authorized,
3,252,581 shares issued and outstanding	8,131,453	8,131,453
Surplus	7,719,660	7,660,276
Retained earnings	11,915,628	16,689,822
Accumulated other comprehensive loss	(1,018,353)	(208,028)
Total stockholders' equity	26,748,388	32,273,523
Total liabilities and stockholders' equity	$420,474,856	$451,154,166

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	Three Months		Nine Months
	2009	2008	2009	2008

Interest income:
Loans, including fees	$4,387,835	$5,239,285	$13,565,339	$17,317,248
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	593,632	775,295	2,060,281	2,340,840
State, county and municipal	18,019	24,803	60,768	233,884
Other investments	13,557	22,718	22,366	80,776
Federal funds sold and other short-term investments	17,392	90,999	38,595	212,405
Total interest income	5,030,435	6,153,100	15,747,349	20,185,153

Interest expense:
Interest-bearing demand and money market	82,513	320,433	247,467	1,159,432
Savings	52,767	79,772	200,718	169,533
Time deposits of $100,000 or more	932,041	1,237,111	3,055,494	4,055,101
Other time deposits	1,056,646	1,381,787	3,761,057	4,234,428
Other	124,420	149,245	374,210	392,963
Total interest expense	2,248,387	3,168,348	7,638,946	10,011,457
Net interest income	2,782,048	2,984,752	8,108,403	10,173,696
Provision for loan losses	2,955,786	6,346,804	5,681,490	11,204,912
Net interest income (loss) after provision for loan losses	(173,738)	(3,362,052)	2,426,913	(1,031,216)

Other income:
Service charges	611,833	646,714	1,767,656	1,851,548
Investment securities gains (losses)	1,080,661	-	(624,518)	2,184,140
Increase in cash surrender value of life insurance	75,915	62,880	227,745	188,640
Other real estate losses	(1,568,201)	(269,220)	(2,012,982)	(430,335)
Fixed and repossessed asset losses	(15,144)	(5,761)	(15,645)	(15,015)
Other income	241,184	317,943	811,646	981,436
Total other income	426,248	752,556	153,902	4,760,414

Other expenses:
Salaries and employee benefits	1,815,628	2,286,478	4,745,169	6,999,929
Occupancy and equipment	353,743	451,459	1,171,963	1,354,841
Other operating	1,100,187	1,124,974	3,673,535	3,232,104
Total other expenses	3,269,558	3,862,911	9,590,667	11,586,874
Loss before income taxes	(3,017,048)	(6,472,407)	(7,009,852)	(7,857,676)
Income tax benefit	1,347,795	2,738,505	2,235,657	3,201,775
Net loss	$(1,669,253)	$(3,733,902)	$(4,774,195)	$(4,655,901)

Basic earnings per common share based on average outstanding
shares of 3,252,581 in 2009 and 2,810,976 in 2008	$(0.51)	$(1.33)	$(1.47)	$(1.66)
Diluted net earnings per common share based
on average outstanding shares of 3,252,581 in 2009 and 2,847,507 in 2008	$(0.51)	$(1.33)	$(1.47)	$(1.66)

Dividends declared per share of common stock	$-	$-	$-	$0.09

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	2009	2008

Net loss	$(4,774,195)	$(4,655,901)
Other comprehensive income (loss), net of income tax:
Unrealized gain (losses) on securities available for sale:
Holding gain (losses) arising during period, net of tax of ($50,010) and $60,390	(97,089)	117,227
Less: Reclassification adjustment for gains on sale of securities, net of tax of ($367,425) and ($8,033)	(713,236)	(15,592)
Change in unfunded pension liability, net of tax of ($15,251)	-	(29,601)
Total other comprehensive gain (loss)	(810,325)	72,034
Comprehensive loss	$(5,584,520)	$(4,583,867)

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	2009	2008
Cash flows from operating activities:
Net earnings	$(4,774,195)	$(4,655,901)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, accretion and amortization	651,891	607,729
Gain on sale of other investments	-	(2,158,514)
Gain on sale or call of securities available for sale	(1,080,661)	(25,626)
Loss on write-off of other investments	1,706,679	-
Provision for loan losses	5,681,490	11,204,912
Stock-based compensation	59,384	69,811
Loss on sale of other real estate	2,012,982	430,335
Loss on fixed and repossessed asset disposal	15,645	15,015
Change in:
Accrued interest receivable and other assets	2,500,810	(2,471,243)
Accrued interest payable and other liabilities	(1,146,844)	(61,889)
Net cash provided by operating activities	5,627,181	2,954,629

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	24,903,691	21,834,708
Proceeds from maturities and paydowns of held to maturity	-	235,000
Proceeds for sales of securities available for sale	23,492,586	9,468,448
Proceeds from sales of other real estate	6,885,249	6,260,553
Purchases of securities available for sale	(33,956,137)	(25,713,832)
Purchases of other investments	-	(2,541,179)
Proceed from sales of other investments	199,600	3,202,579
Additions to other real estate	(390,690)	(1,261,570)
Net change in loans	11,297,125	(6,468,449)
Purchases of premises and equipment	36,601	(101,801)
Net cash provided by investing activities	32,468,025	4,914,457

Cash flows from financing activities:
Net change in deposits	(22,395,389)	(9,907,634)
Proceeds from borrowed funds	388,058	24,678,730
Repayment of borrowed funds	(2,000,000)	(20,500,000)
Dividends paid	-	(252,988)
Net cash used by financing activities	(24,007,331)	(5,981,892)
Net change in cash and cash equivalents	14,087,875	1,887,194
Cash and cash equivalents at beginning of period	20,885,224	21,343,108
Cash and cash equivalents at end of period	$34,973,099	$23,230,302

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(187,277)	$117,227
Transfer of loans to other real estate	$10,685,752	$12,552,876
Change in unfunded pension liability	$-	$(29,601)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,026,623	$10,331,062
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

(2)	Cash and Cash Equivalents

For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold.

(3)	Investment Securities

Investment securities at September 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Securities Available for Sale as of September 30, 2009
U. S. Treasury Securities	$24,162,487	$1,702	$(4,034)	$24,160,155
U. S. Government-sponsored agencies	8,961,842	59,287	-	9,021,129
Residential mortgage-backed securities of U.S. Government agencies	8,765,441	299,529	(10,184)	9,054,786
Residential mortgage-backed securities of U.S. Government sponsored agencies	9,230,989	341,252	(266)	9,571,975
Commercial mortgage-backed securities of U.S. Government agencies	2,032,727	-	(14,969)	2,017,758
States and political subdivisions	1,709,285	95,705	-	1,804,990
Corporate debt securities	500,000	-	(139,654)	360,346
	$55,362,771	$797,475	$(169,107)	$55,991,139

Item 1.  Financial Statements (continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Securities Available for Sale as of December 30, 2008
U. S. Government-sponsored agencies	$26,782,056	$823,585	$-	$27,605,641
Residential mortgage-backed securities of U.S. Government agencies	5,701,083	207,610	-	5,908,693
Residential mortgage-backed securities of U.S. Government sponsored agencies	33,566,639	831,907	(7,339)	34,391,207
States and political subdivisions	2,249,980	40,482	(31,007)	2,259,455
Corporate debt securities	500,000	-	(9,110)	490,890
	$68,799,758	$1,903,584	$(47,456)	$70,655,886

Other investments are comprised of the following:

	September 30, 2009	December 31, 2008
Federal Home Loan Bank – Common Stock	$1,441,700	$1,641,300
Silverton Financial Services, Inc – Common Stock	-	1,706,679
	$1,441,700	$3,347,979

For the quarter ending September 30, 2009, the Company recognized $1.1 million in earnings on gains of sales of securities.  In March 2009, the Company wrote off its $1.7 million common stock investment in Silverton Financial Services due to its failure.  For the nine months ending September 30, 2009, ($97,089) reflects the change in net unrealized gains (net of tax benefit) in other comprehensive income.  There were $(713,236) in reclassification adjustments for the nine months ending September 30, 2009.

The amortized cost and estimated market value of investment securities available for sale at September 30, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Investment Securities Available for Sale
	Amortized Cost	Market Value
Due in one year or less	$9,095,448	$9,095,204
Due from one to five years	22,536,989	22,625,251
Due from five to ten years	3,461,177	3,374,297
Due after ten years	240,000	251,868
Mortgage-backed securities	20,029,157	20,644,519
	$55,362,771	$55,991,139

Item 1.  Financial Statements (continued)

Gross gains and losses on calls and sales of securities consist of the following:

	September 30, 2009		September 30, 2008
	3 Months	9 Months	3 Months	9 Months
Gross proceeds on calls of securities	$2,000,000	$13,150,000	$4,500,000	$12,270,000
Gross proceeds on sales of securities	23,492,586	23,492,586	-	9,642,823
Gross proceeds on sales of other investments	-	-	-	2,797,579
Total	$25,492,586	$36,642,586	$4,500,000	$24,710,402
Gross losses on calls of securities	$-	$-	$-	-
Gross losses on sales of securities	-	-	-	(45,831)
Total	$-	$-	$-	$(45,831)
Gross gains on calls of securities	-	1,500	-	-
Gross gains on sales of securities	$1,080,661	$1,080,661	-	$71,456
Total	$1,080,661	$1,082,161	$-	$71,456
Gross gains on sales of other investments	$-	$-	$-	$2,158,515
Gross losses on impairment of other investments	-	(1,706,679)	-	-
Total	$-	$(1,706,679)	$-	$2,158,515

For the periods presented, the cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method for debt securities and average cost for equity (other investment) securities.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position for the periods ending September 30, 2009 and December 31, 2008, respectively
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2009
U. S. Treasury	$(4, 034)	$8,552,108	-	-
Residential mortgage-backed securities of U.S. Government agencies	(10,184)	976,246	-	-
Residential mortgage-backed securities of U.S. Government sponsored agencies	(266)	233,284	-	-
Commercial mortgage-backed securities of U.S. Government agencies	(14,969)	2,017,758	-	-
State and political subdivisions	-	-	-	-
Corporate debt securities	-	-	$(139,654)	360,346

Total	$(29,453)	$11,779,396	(139,654)	$360,346

December 31, 2008
Residential mortgage-backed securities of U.S. Government sponsored agencies	$(23)	17,643	$(7,316)	$475,428
State and political subdivisions	(31,007)	$708,993	-	-
Corporate debt securities	(9,110)	490,890	-	-
Total	$(40,140)	$1,217,526	$(7,316)	$475,428

Item 1.  Financial Statements (continued)

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary as of September 30, 2009 and December 31, 2008.

(4)	Basic and Dilutive Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.

Earnings per common share has been computed based on the weighted average number of shares outstanding during the period.  Inclusion of potential common shares for the three and nine month periods ending September 30, 2009 and 2008 would be anti-dilutive; therefore these amounts are not presented.

(5)	Equity Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company recorded $59,384 and $69,811 in compensation expense related to stock options during each of the nine months ended September 30, 2009, and September 30, 2008, respectively.

As of September 30, 2009 and September 30, 2008, there was approximately $155,600 and $238,200, respectively, of unrecognized compensation cost related to the unvested stock options.  That cost is expected to be recognized as expense over the future vesting period of four remaining years.

(6)	Fair Value of Financial Instruments

The Company is required to make certain disclosures about fair value measurements.  Accounting standards require companies (to include companies registered with the Securities and Exchange Commission) to disclose in the notes of interim financial statements the fair value and carrying value of assets and liabilities as of the statement date.  An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the period.  This disclosure is effective for interim reporting periods ending after June 15, 2009.  Disclosure is not required for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.

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

Item 1.  Financial Statements (continued)

The Company utilizes fair value measures to record fair value adjustments on certain assets and liabilities and to complete fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis. Other asset categories that are affected by periodic adjustments to fair value include: goodwill; impaired loans; and other real estate.  The Company elects to disclose on a prospective basis. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Following is a description of valuation methodologies used by the Company for assets and liabilities, which are either recorded or disclosed at fair value:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, U.S. Treasury securities that are traded by dealers and brokers in active over-the-counter markets, and money market funds. Level 2 securities include U. S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds, and corporate debt securities. Level 3 securities include asset-backed securities in less liquid markets.

Other Investments

The carrying value of other investments is estimated to approximate fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flow.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Item 1.  Financial Statements (continued)

Bank Owned Life Insurance

The carrying value of cash surrender value of life insurance approximates fair value.

Goodwill

Goodwill is subject to periodic impairment testing.  A discounted cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected discounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.  As such, in the period where an impairment charge is recorded, the Company classifies goodwill subjected to nonrecurring fair value adjustments as Level 3.

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

Assets Recorded At Fair Value on a Recurring Basis as of September 30, 2009

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment Securities AFS	$55,991	$24,160	$31,831	-
Total Recurring	$55,991	$24,160	$31,831	-

Assets Recorded At Fair Value on a Nonrecurring Basis as of September 30, 2009

(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$69,267	$-	$52,689	$16,578
Other Real Estate	17,007	-	17,007	-
Total Nonrecurring	$86,274	$-	$69,696	$16,578
Total Fair Value of Assets	$142,265	$24,160	$101,527	$16,578

Item 1.  Financial Statements (continued)

Level III Impaired Loan Rollforward
(Amounts In thousands)
Level III impaired loans 12-31-08	$19,987
Allowance	(640)
Net level III impaired loans	19,347
Foreclosed to OREO	(5,146)
Charged-off	(1,775)
Paid	(1,547)
No longer impaired	(1,654)
Additions to existing amount	37
Now designated as level II	(14,233)
Change in allowance	(1,019)
Additions to level III	22,568
Ending balance 9-30-09	$16,578

The carrying amount and estimated fair values of the Company’s financial instruments at September 30, 2009 are as follows:

	September 30, 2009
(Amounts in thousands)	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,973	$34,973
Investment securities	55,991	55,991
Other investments	1,442	1,442
Loans (net)	297,850	292,338
Bank owned life insurance	6,971	6,971
Financial liabilities:
Deposits	$373,204	$370,591
Other borrowed funds	15,045	15,124

            Investment Securities that serve as collateral to secure public funds, securities sold under repurchase agreements and other borrowings had a carrying value and fair value of $55.7 million at September 30, 2009.

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

Item 1. Financial Statements (continued)

(7)  Events or Transactions Subsequent to the Balance Sheet Date

In May 2009, the Financial Accounting Standards Board (FASB) issued new guidance regarding subsequent events.  This new standard applies to interim and annual financial periods ending after June 15, 2009.  The statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through November 9, 2009, the date financial statements were issued.

(8)	Commitments

The Company has no known material commitments outside of those incurred by its banking subsidiary in the ordinary course of business including property leases, unfunded loan commitments, and letters of credit.

(9)  Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (FASB) issued Statement No. 166.  FAS 166 is a revision to ASC 860, Transfers and Servicing, and will require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets.  FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

In June 2009 the Financial Accounting Standards Board (FASB) issued Statement No. 167.  FAS 167 is a revision to FAS Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

FAS 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Management does not presently believe FAS 166 and 167 will have a material impact on the Company’s financial statements or disclosures.

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

Financial Condition

The financial condition of the Company as of September 30, 2009 shows assets declined $30.7 million or 6.8% and $31.5 million or 7.0% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), declined $577,000 or 0.6% and $2.7 million or 2.9% from the year-end and year-ago periods, respectively.  The decline in liquid assets from year-end is due to a $26.5 million decline in total loans offset by a $22.4 million decline in deposits, a $1.6 million decrease in borrowed funds, and $2.2 million increase in Other Real Estate.  The decline in liquid assets from the year-ago period is due to a $32.6 million decline in gross loans partially offset by a $24.2 million decline in total deposits, a $1.6 million decrease in borrowed funds, and a $3.6 million increase in other real estate.  In an effort to preserve capital and reduce wholesale funding, management is actively reducing the balance sheet by shrinking gross loans and using those funds to retire wholesale funding.

Loans

Gross loans fell $26.5 million or 8.2% and $32.6 million or 9.9% from the year-end and year-ago periods, respectively.  Declining loan balances are due to the following:   (1) efforts by management to exit certain borrowing relationships that have become outside the Bank's acceptable risk profile and lowering the level of commercial real estate exposure; (2) foreclosure activity; and (3) loan charge-offs.  For the nine months ending September 30, 2009, the Bank foreclosed $10.7 million in other real estate and charged-off $4.5 million in loans.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to fall further in coming quarters.

The allowance for loan losses (ALL) increased $1.2 million or 13.9% and decreased $3.2 million or 24.8% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $5.7 million and $4.5 million in net charge-offs.  The change in ALL from the year-ago period results from $10.4 million in provision expense and $13.6 million in net charge-offs.  As of September 30, 2009, the ALL as a percentage of gross loans (reserve ratio) is 3.26% versus 2.63% and 3.90% as of the year-end and year-ago periods, respectively.   Loan loss provision for the third quarter 2009 and nine months ended September 30, 2009 was $3.4 million and $5.5 million less, respectively, of the same periods last year.  The primary reasons for the decreased provision is a reduction in overall loan volume and a reduction in the volume of loans that have not been tested for impairment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table outlines impaired loans:

In (000s)
Impaired loans by loan type:	9/30/09	12/31/08	9/30/08
Commercial, financial & agricultural	$7,735	$3,664	$2,458
Real estate-mortgage	31,026	6,463	4,952
Real estate-construction	30,427	27,567	31,380
Consumer loans	79	576	85
Total impaired loans	$69,267	$38,270	$38,875
Impaired loans in total with no allowance	$45,124	$22,334	$10,559
Allowance for impaired loans	$(5,350)	$(4,163)	$(9,263)

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 14.66% at September 30, 2009 versus 11.43% and 10.24% as of the year-end and year-ago periods, respectively.  The higher delinquency ratio from the year-end period is principally due to $7.5 million more loans on nonaccrual offset by $0.9 million less loans delinquent 30 days or more and not on nonaccrual.  Higher delinquency ratios are reflective of the difficulty Bank borrowers face making timely payments and renewing loans in the current economic environment.  Unfortunately, management expects these circumstances to exist over the next several quarters.

In order to contend with the level of nonperforming loans, the Bank employs three seasoned work-out lenders devoted to troubled credits.  Management may need to expand these resources further.

As of September 30, 2009, 58 relationships were on nonaccrual.  The following table outlines nonaccrual loans:

In (000s)	9/30/09	12/31/08	9/30/08
Total Nonaccrual Loans	$37,212	$29,755	$32,278
Nonaccrual Loans to Gross Loans	12.5%	9.2%	9.8%

Management has identified $1.9 million in loans restructured from their original terms.  The result of these troubled debt restructurings is the Bank agreed to forbear on collecting $92,075 in accrued but unpaid interest when the notes matured and were renewed. These credits are currently on nonaccrual and have been reviewed for impairment.

The Bank historically attempts to meet the housing needs of its markets.  Following is a table outlining the Bank’s loans on 1-4 family properties:

In (000s)	9/30/09	12/31/08	9/30/08
1-4 family construction loans	$17,028	$31,769	$40,922
1-4 family mortgages – first lien	58,485	64,677	55,517
1-4 family mortgages – junior lien	26,763	28,485	27,562
Total	$102,276	$124,931	$124,001
Percentage of total loans	34%	39%	38%

As of September 30, 2009, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 22% of the Company’s loan portfolio including unfunded commitments.  As of September 30, 2009, AD&C loans represented 16% of gross loans and commitments versus 20% and 23% as of the prior year-end and the year-ago periods, respectively.

The primary risks of AD&C lending are:
(a)           Loans are dependent upon continued strength in demand for residential real estate.  Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry services in the metropolitan Atlanta area;
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

The CRE guidance is triggered where either:

(a) Total loans for construction, land development, and other land represent 100% or more of a Bank’s total risk-based capital; or
(b) Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of a Bank’s total risk-based capital.

Banks that are subject to the CRE guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks.  Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank’s CRE loans by category and CRE loans as a percent of total risk-based capital as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$49,918	41%	$65,744	46%
Land	33,927	27%	33,952	23%
Sub total	83,845	68%	99,696	69%
Multi-family	4,292	4%	3,602	3%
Non-farm, non-residential, non-owner occupied	33,518	28%	40,474	28%
Total	$121,655	100%	$143,772	100%

Percent of Total Risk Based Capital:
Construction, development & land		326%		292%
Construction, development & land, multi-family and non-farm non-residential		473%		421%

The following is a recap of other real estate activity from December 31, 2008 to September 30, 2009:

Balance as of December 31, 2008	$14,829,144
Additions to base amount	390,690
Write-down	(1,221,426)
Sale of 1 residential lot and 342 acres unimproved land	(1,025,172)
Sale of 39 residential construction properties	(6,651,633)
Foreclosure on 2 commercial properties	346,500
Foreclosure on 18 residential lots and 119 unimproved acres	909,008
Foreclosure on 66 residential construction properties	9,430,244
Balance as of September 30, 2009	$17,007,355

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is an inventory of other real estate as of September 30, 2009:

		Carrying
	Number	Amount
1-4 Family Residences	59	$9,587,071
Residential Lots	192	5,115,583
Unimproved Acres of Land	147	1,395,701
Commercial Property	3	909,000
Total Other Real Estate		$17,007,355

The Bank foreclosed 90 properties with carrying balances totaling $10.7 million and sold 42 properties with carrying balances totaling $7.7 million from year-end 2008 to September 30, 2009.  The Bank devotes three seasoned construction lenders to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Deposits

Total deposits declined $22.4 million or 5.7% and $24.2 million or 6.1% from the year-end and year-ago periods, respectively.  The decline in deposits is principally attributable to the decline in time deposits totaling $22.9 million or 15.9% and $22.7 million or 15.8% versus year-end and the year-ago periods, respectively, as well as a reduction in brokered deposits and customers moving funds from time deposits to money market and NOW accounts to improve their liquidity.

As of September 30, 2009, brokered deposits totaled $30.1 million and decreased $20.7 million and $21.8 million from the year-end and year-ago periods, respectively.  As the Bank is Adequately Capitalized, it cannot accept or renew brokered deposits without a waiver from the FDIC.  Therefore, management will continue to reduce the level of brokered deposits and thus total assets over the next several quarters.  See Liquidity comments for further discussion.

Capital

As of September 30, 2009, the Company’s equity capital declined $5.5 million or 17.1% and $6.3 million or 19.0% from the year-end and year-ago periods, respectively.  The change in equity capital from year-end results from $4.8 million in net loss, a reclassification adjustment for gains on sales of securities net of tax of $0.7 million and unrealized holding losses on securities available-for-sale or $97,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The change in equity capital from the year-ago period results from $8.3 million in net loss, a decrease of $124,000 in net unrealized gains on securities available-for-sale, $0.9 million decline in the after-tax effect of the Company’s current unfunded pension liability and stock issuance with net proceeds totaling $3 million.

The Federal Reserve and the FDIC have implemented substantially identical rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures for credit risk.  Banks and bank holding companies are required to have (i) a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ratio of Tier One Capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholders' equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier One Capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier One Capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

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

Due to its current condition and results of operation, the Bank entered into a Cease and Desist Order (the "Order") with the the Georgia Department of Banking and Finance and the FDIC effective October 23, 2009.  The Order is designed to help the Bank return to profitability, improve its business, operations and financial condition.  Specifically, it provides that the Bank:  Increase board participation in the affairs of the Bank, which includes holding meetings at least monthly and establishing a Directors’ Committee made up of a majority of members who are not officers, to receive reports from management and report to the board; Assess management’s qualifications and ability to comply with the Order and applicable laws and regulations and to operate the Bank in a safe and sound manner; File a capital plan with the FDIC and Georgia Department of Banking and Finance (GDBF); Maintain (a) Tier 1 Capital at or above 8% of total assets and (b) total risk-based capital at or above 10% of total risk-weighted assets; Refrain from paying dividends, directors’ fees or bonuses without prior regulatory approval; Perform a risk segmentation analysis on credit concentrations; Charge-off all assets classified as “Loss” and 50% of assets classified as “Doubtful” in any official Report of Exam from the FDIC or the GDBF; Maintain an adequate ALLL, review the adequacy of the ALLL and ensure that its policy for determining the adequacy is comprehensive; Formulate a plan to reduce risk exposure for any lines of credit which are adversely classified by the FDIC or the GDBF and in the aggregate are $1,000,000 or more as of the date of the examination; Reduce the aggregate balance of assets classified as “Substandard” or “Doubtful” in accordance with a schedule provided in the Order; Restrict extensions of credit to any borrower whose extension of credit has been, in whole or in part, charged-off or adversely classified; Correct all cited violations of regulations and contraventions of policy cited in the Bank’s Report of Examination; Review and, if applicable, revise its written liquidity, contingent funding and asset/liability management plans; Enhance the Bank’s internal loan review program; Obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits; Review and, if necessary, revise its written plan detailing appropriate strategies for managing acquisition, development and construction (ADC) and commercial real estate concentration levels; File a long-term strategic plan with the FDIC and the GDBF; and, File progress reports with the FDIC and the GDBF.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2009, the Bank is considered Adequately Capitalized under the regulatory framework for prompt corrective action.  As of September 30, 2009 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	4.99%	5.26%
Tier 1 Risk-Based	6.79%	7.16%
Total Risk-Based	8.06%	8.43%

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of September 30, 2009, the Bank’s liquidity ratio was 14.8% versus 13.2% and 10.5% as of the year-end and the year-ago periods, respectively.  Management continues to build liquidity as loans repay in anticipation of certificate of deposit maturities.

The Bank has a $2 million FHLB advance that may convert to 3 month LIBOR within the next 9 months and a $3 million in FHLB advance that matures within the next 4 months.  Management believes unless rates change materially, the FHLB will not exercise its right to convert this advance and the advance will extend to its maturity in 2015.  Management anticipates the $3 million FHLB advance maturing within the next 4 months will be renewed for another term.  Since year-end, a $2 million advance matured and was repaid.  As of September 30, 2009, the weighted average rate and weighted average maturity of the Bank’s $14 million in outstanding FHLB advances is 3.47% and 54 months, respectively.  FHLB advances are drawn under a $14 million line of credit with FHLB.

The Bank has pledged $39 million in eligible commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB).  The availability on this line is $15.4 million.  No advances on this line have occurred in 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP).  Provision one of the TLGP allows the FDIC to guaranty the debt issued by financial institutions for liabilities outstanding as of September 30, 2008.  Management is still assessing the benefits of this provision of the program and did not opt out of the program in case further developments prove to benefit the Bank. Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  On September 2, 2009, the FDIC approved a rule to finalize the extension of the temporary increase of $250,000 until December 31, 2013.  Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying no more than 0.50% through December 31, 2009.  Management determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two.  Management believes that participation in the program will result in additional expenses of less than $15,000 per year.  On August 27, 2009, the FDIC extended the provision to insure all noninterest bearing deposits and interest bearing deposits paying no more that 0.50% until June 30, 2010.  Given the continued overall instability of the banking industry, management believes failure to extend this TLGP provision beyond June 30, 2010, would be materially adverse to the liquidity of the industry as well as the Bank.

In May 2009 the FDIC finalized its special assessment to all depository institutions.  The special assessment base is essentially 5% of total assets less tier one capital as of June 30, 2009.  The FDIC has instructed all covered depository institutions that the special assessment should be accrued in the quarter ending June 30, 2009 which led the Bank to expense an added $205,000 in FDIC insurance during the quarter.  The Bank paid this assessment on September 30, 2009.
Additionally, as a part of its re-capitalization, the FDIC has proposed to assess a 3-year prepayment of FDIC insurance in the first quarter of 2010.  Points of discussion currently include the timing of the initial assessment, a proposed freeze on assessment rates through 2010, a proposed uniform increase in the assessment of 3 bp on January 1, 2011, the proposed prepayment to be for the fourth quarter of 2009 through 2012 on December 30, 2009, proposed quarterly adjustments and settlement of the assessment, which banks would be required to make the 3-year prepayment, and how banks would treat the prepaid asset in their risk-based capital calculations.  The final rule should be issued during the fourth quarter of 2009.

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

Results of Operations – Three months ended September 30, 2009 and 2008

Net interest income for the three months declined $0.2 million or 6.8% from the year-ago period.  This decline is due to carrying $4.3 million more in average nonaccrual loans and $8.0 million more in average other real estate as of September 30, 2009 versus the year-ago period and loans declining $32.6 million or 9.8% in current three month period versus declining $6.9 million or 2.3% in the prior period quarter.  Adding to net interest income during three month period versus the year-ago period was reversing $186,000 less in interest income from placing loans on nonaccrual status during the period.

The Company’s September 30, 2009, tax equivalent net interest margin of 2.89% increased 5 basis points from the year-ago period.  The increase was due to a greater spread between earning assets and interest bearing liabilities.

Total interest income for the three months declined $1.1 million or 18.3% from the year-ago period.  The yield on earning assets as of September 30, 2009 was 5.23% and declined 61 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 43 basis point drop in loan yield, a 58 basis point decrease in investment portfolio yield, and a 171 basis point decrease in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the year-ago period was the 175 fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Total interest expense for the three months fell $0.9 million or 29.0% from the year-ago period.  The cost of funds as of September 30, 2009 was 2.53% and fell 81 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from an 85 basis point decline in the cost of funds on interest bearing deposits and an 18 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended September 30, 2009 results from the Bank repricing both its nonmaturing and maturing time deposits lower as the Prime lending rate has fallen 175 bps.

Provision for loan losses for the three months declined $3.4 million or 53.4% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income for the three months declined $326,000 or 43.4% from the year-ago period.  This decrease is principally due to $1.3 million more in losses on the sales of other real estate in the current three-month period partially offset by securities gains of $1.1 million during the current three-month period.  NSF Fee Income declined $50,000, or 10.7%, due to lower volume of NSF checks.  Secondary Market Fees on mortgage originations declined $63,000, or 49%, due to lower mortgage origination volume as demand for mortgage loans declined and underwriting standards became more stringent.

Other noninterest expense for the three months declined $0.6 million or 15.4% from the year-ago period.  This decrease is predominantly attributable to lower salary and employee benefit expenses somewhat offset by higher FDIC insurance premium expense.  Salaries and personnel expense has fallen $0.5 million or 20.1% as full-time equivalent employees for the Company have fallen from 139.5 to 115 or 18%.  FDIC insurance premium expense has increased $91,000 due to higher FDIC Assessments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Income tax benefit for the three months declined $1.4 million or 50.8% from the year-ago period.  The decrease from the year-ago period is attributable to 53.4% less net loss before income tax benefit.  The tax benefit rate rose from 42.3% to 44.7% in the current period versus the year ago period.  The rise in tax benefit rate is due to the differences in tax rates applied to income earned in the prior period.  The Company earned more tax-free income in the prior period.

Results of Operations – Nine months ended September 30, 2009 and 2008

Net interest income for the nine months ended September 30, 2009 declined $2.1 million or 20.3% from the year-ago period.  This decline is due to carrying $4.7 million more in average nonaccrual loans and $10.2 million more in average other real estate as of September 30, 2009 versus the year-ago period and loans declining $32.6 million or 9.9% in the current nine month period versus decreasing $11.7 million or 3.4% during the year-ago period.  Adding to net interest income in the nine-month period versus the nine months ending September 30, 2008 was reversing $262,000 less in interest income from placing loans on nonaccrual status during the period.

The Company’s year-to-date September 30, 2009 tax equivalent net interest margin of 2.78% fell 47 basis points from year-to-date September 30, 2008.  Margin declined because earning assets repriced down more quickly than interest bearing liabilities.

Total interest income for the nine months ended  September 30, 2009 declined $4.4 million or 22.0% from the nine months ended September 30, 2008.  The yield on earning assets as of September 30, 2009 was 5.33% and declined 104 basis points from the nine months ended September 30, 2008.  The fall in the yield on earning assets from the nine months ended September 30, 2008 resulted from a 13 basis point decline in loan yield, a 45 basis point decline in investment portfolio yield, and a 213 basis point decline in yield on federal funds sold and interest bearing deposits.  Also contributing to the decline in earning asset yields from the nine months ended September 30, 2008 was a 175 fall in the prime lending rate.  This decline resulted in repricing renewing loans and originating new loans at generally lower interest rates.

Total interest expense declined $2.4 million or 23.7% from the nine months ended September 30, 2008.  The cost of funds for the nine months ended September 30, 2009 was 2.77% and declined 75 basis points from the nine months ended September 30, 2008.  The decrease in cost of funds from the nine months ended September 30, 2008 resulted from a 78 basis point decline in the cost of funds on interest bearing deposit accounts and a 20 basis point decline in borrowed money.  The overall decline in the cost of funds from the nine months ended September 30, 2008 versus the nine months ended September 30, 2009 results from the Bank repricing both its nonmaturing and maturing time deposits lower as prime lending rate has fallen 175 bps.

Provision for loan losses declined $5.5 million or 49.3% from the nine months ended September 30, 2008.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Other income declined $4.6 million or 96.8% from the nine months ended September 30, 2008.  This decline is principally due to $2.2 million in gains on the sale of securities and other investments incurred in the year ago period versus recognizing a $1.7 million write-off in stock of Silverton due to its May 2009 failure, partially offset by investment securities gains of $1.1 million.  Losses on sales of other real estate were $1.6 million higher than the September 30, 2008 period.  NSF Fee Income was down $129,000, or 9.7%, due to lower NSF volume from the September 30, 2008 period.  Secondary Market Fees on mortgage originations declined $185,000, or 40.9%, due to lower mortgage demand and more stringent underwriting guidelines.

Other noninterest expense declined $2.0 million or 17.2% from the nine months ended September 30, 2008.  This decrease is predominantly attributable to lower salary and employee benefit expenses.  Salaries and personnel expense has fallen $2.3 million or 32.2% as full-time equivalent employees for the Company have fallen from 141.5 to 115 and the reversal of $1.0 million in accrued deferred compensation expense in the second quarter of 2009.  Other operating expense is $0.4 million more in the current period versus the nine months ended September 30, 2008 due to $0.3 million or 49% more in other real estate and collection expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Income tax benefit decreased $1.0 million or 30.2% from the nine months ended September 30, 2008.  The decrease from the nine months ended September 30, 2008 was attributable to $848,000 or 10.8% less net loss before tax benefit partially offset by no tax benefit associated with the write-down of the Silverton stock in the second quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2008.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on our assessment, we believe that, as of September 30, 2009, the Company’s internal control over financial reporting met those criteria and is effective.

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

2.3
Amendment to the Articles of Incorporation of McIntosh Bancshares, Inc. - January 29, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8K, filed by the Registrant on January 30, 2009, File No. 0-049766).

2.4	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.5
Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

4.1
Debenture Agreement between the Registrant and Redemptus LLC, dated December 23, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8K, filed by the Registrant on December 31, 2008, File No. 0-049766).

4.2
Amendment No. 1 dated as of March 31, 2009 to the Debenture Agreement between the Registrant and Redemptus LLC (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8K, filed by the Registrant on April 6, 2009, File No. 0-49766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.1
Order to Cease and Desist issued by the Georgia Department of Banking and Finance, in consultation with the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.1 to Registrant's 8K filed by Registrant on October 29, 2009, File No. 000-49766)

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

Item 6.  Exhibits (continued)

Exhibit No.	Description
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

Item 6.  Exhibits (continued)

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

McIntosh Bancshares, Inc.

Date:  November 9, 2009

By /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  November 9, 2009

By /s/ Jesse M. Roberts
Jesse M. Roberts, Interim Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)