Form 10-K
period 2009-12-31
MCINTOSH BANCSHARES INC /GA/
filed 2010-03-26
CIK 872545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2009: $4,277,273 (based on the stock price of $2.01 as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 3,252,581 shares of $2.50 par value common stock as of March 26, 2010.

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

Services

The Bank is a community oriented, full-service commercial bank, serving the Georgia counties of Butts, Jasper, and South Henry through offices in Jackson, Monticello, Locust Grove, and McDonough. The Bank closed its Lake Oconee office on September 30, 2009. The Bank has six automated teller machines (ATMs). The Bank emphasizes autonomy for each office with decisions made locally. The Bank offers checking, savings, individual retirement, and time deposit accounts, safe deposit boxes, issues ATM and debit cards, conducts wire transfers, and offers internet banking and cash management services. The Bank offers lending services for purposes such as commercial, industrial, real estate, municipal, and leasehold financing as well as offers personal secured and unsecured credit. The Bank provides secondary market financing for conforming residential real estate loans through conventional, Veterans Administration, Federal Housing Administration, or Rural Development Authority programs. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

MFS offers mutual fund investments, fixed and variable annuities, life, health, and long term care insurance, estate planning, and investment management services. MFS has separate offices in the Bank’s Jackson, Monticello and McDonough offices.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2009, the Bank’s loan portfolio totaled $277,017,008.

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market. As of December 31, 2009, the Bank had a concentration of loans to finance the acquisition, development, and construction (AD&C) of multifamily, commercial, and residential real estate. This AD&C concentration, including associated unfunded commitments, totals $44,763,651 and represents 15% of gross loans and unfunded loan commitments. The Bank has established a maximum of 20% of gross loans plus unfunded commitments on the AD&C portion of the portfolio.

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

Loan Review and Non-Performing Assets

The Bank contracts with a third party for its loan review. The scope of loan review represented a cumulative total of 60% of the portfolio outstanding as of December 31, 2009, and included commercial credits in excess of

$500,000, classified (Substandard and Doubtful) or Watch rated loans, and a sample of the consumer loan portfolio. Also included in the scope of loan review are loan administration matters such as potential violations of law, policy and documentation exceptions, and credit collection efforts. Loan review is conducted quarterly. The results are presented to the Company’s Board of Directors and Audit Committee.

All loans are graded according to an initial risk assessment conducted by the originating loan officer. Thereafter, loan grades may change based on results of the external loan review process or an examination, at the direction of an office President, or if the loan becomes delinquent. The Bank’s practice is to charge-off unsecured loans when they become 120 days past due or are rated Loss. The Bank places loans on nonaccrual status once they become 90 days past due. Exceptions may apply if the loan is consumer installment debt or if the loan is secured by a 1-4 family residence and in the process of collection. Nonaccrual loans and loans rated Substandard or Doubtful in excess of $400,000 are reviewed for impairment. Loans deemed collateral dependent are charged down to their net realizable value based on a current valuation of the collateral.

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

Asset/Liability Management

The Bank’s interest rate risk and liquidity policy establishes Board ALCO and Management ALCO which are responsible for measuring, monitoring, and managing exposure to adverse interest rate movements. Board ALCO is composed of the Bank’s CEO, President, CFO, office Presidents, Chief Credit Officer and four outside directors. Management ALCO is composed of the Bank’s CEO, President, CFO, Chief Credit Officer, Vice President of Accounting, Controller, and Deposit Administrator. The Board ALCO monitors the ALCO process and the Management ALCO develops and implements the strategies. The Bank manages exposure to interest rate movements by modeling static gap, earnings at risk, and economic value of equity (EVE).

Bank management attempts to achieve consistent growth in net interest income (NII) while limiting volatility arising from changes in interest rates. Measuring the maturity and repricing characteristics of assets and liabilities or gap is one method Bank management utilizes to manage exposure to interest rates. The projected repricing and prepayment attributes of earning assets and interest bearing liabilities are based on the current interest rate environment and are subject to change as interest rates fluctuate. The Bank has established guidelines for this measure where cumulative gap must be within positive and negative 15% over select time periods. The following table outlines the Bank’s cumulative gap for the years ending December 31, 2009 and 2008, respectively.

	Time Horizons
Cumulative GAP	6 months	1 year	2 years	5 years	10 years
2008	-3.11%	-10.40%	-9.30%	-2.67%	0.05%
2009	-10.81%	-18.21%	-9.78%	-13.92%	-12.21%

Simulation, or earnings at risk, modeling is also utilized by the Bank to manage interest rate risk. The upcoming 12 month time period is simulated to determine a baseline NII forecast and the sensitivity of this forecast to changes in interest rates. The baseline earnings at risk measure incorporates management’s estimate of interest rates over the upcoming 12 months and applies those assumptions to earning assets and interest bearing liabilities. Projected rates and volumes for new and renewed loans and deposits are assumed based on experience and forecasts, but are significantly dependent on market conditions. Management measures the change to baseline NII via rate shocks of 100, 200, and 300 basis points (bps). The Bank has established a maximum of a 20% change in baseline NII as a result of the respective rate shocks. The following table outlines the effect of changes in projected NII over the next 12 months as of December 21, 2009 and 2008, respectively.

	Rate Shock
Change in NII	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps
2008	-12.76%	-8.17%	-3.42%	-1.66%	-4.00%	-4.22%
2009	-8.84%	-4.15%	1.14%	-6.05%	-11.51%	-15.67%

Bank management also utilizes EVE to monitor and manage the longer term impact of interest rate movements on the Bank’s capital. EVE attempts to measure the change in cash flows of earning assets and liabilities as rates change. Management measures the change to baseline EVE via rate shocks of 100, 200, and 300 bps. The Bank has established a maximum of a 20% change in baseline EVE as a result of the respective rate shocks. The following table outlines the effect of changes in projected EVE as of the years ending December 31, 2009 and 2008, respectively.

	Rate Shock
Change in EVE	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps
2008	-18.05%	-4.96%	0.56%	-1.18%	-3.29%	-5.83%
2009	-17.71%	-5.54%	1.92%	-1.09%	-2.07%	-2.57%

Liquidity is measured utilizing a calculation accepted by the Bank’s regulatory authorities. A liquidity ratio of 10% or greater and a loan to funding ratio of less than 85% have been approved by the board of directors as suitable measures of liquidity. As of December 31, 2009, the Bank’s liquidity and loan to funding ratios were 13.3% and 71.6%, respectively. Secondary sources of liquidity include the following: a $6.5 million line of credit with a correspondent bank; the Federal Home Loan Bank of Atlanta totaling $14 million, and the Federal Reserve Bank of Atlanta totaling $15.2 million. As of December 31, 2009, $14 million was outstanding under these lines.

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

Under GLBA, bank holding companies whose banking subsidiaries are well capitalized and well managed may also apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are financial in nature that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are: (a) lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto; (c) providing financial, investment, or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) underwriting, dealing in, or making a market in securities. The Company is unable to register as a financial holding company due to the Bank being less than well capitalized.

The GBLA also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than GBLA. The statute also directed federal regulators, including the Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”), to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

Activities of MFS are governed by the State of Georgia Insurance Department (Department) and the Financial Industry Regulatory Authority (FINRA). The Department and FINRA may examine the activities of MFS at any time. The Department and FINRA require MFS and its representatives to fulfill licensing and continuing education requirements. Customer complaints or compliance lapses deemed serious enough may be cause for licenses to be revoked and the business to cease operation. As of December 31, 2009, MFS is not aware of any matters pending before the Department or FINRA.

Regulatory Order

We have strong ties to our community and have worked with our neighbors to enable these areas to grow and prosper. Much of that growth and prosperity was built on the development of property for housing and business expansion. We made many sound loans to finance such activities and never participated in the sub-prime lending market.

During 2008, our state and our nation faced challenging economic conditions on a scale greater than have been experienced in decades. Like many other community banks, those conditions impacted our Bank.

Recently, we have seen real estate values decline for residential housing and lots. The demand for homes and commercial properties has also declined significantly, and unemployment has increased. As a result, residential and commercial real estate builders and developers, as well as consumer and small business borrowers, experienced difficulty repaying loans to us and to other banks. At the same time, many of these same borrowers watched their retirement savings decline significantly. Because the Bank’s loan portfolio is a reflection of our individual loan customers, the impact of the economy on them has had a corresponding impact on our Bank.

On October 15, 2009, the Bank, the subsidiary bank of the Company, signed an Order to Cease and Desist (the “Order”) issued by the DBF, in consultation with the FDIC. The Order was countersigned by the DBF and the FDIC on October 23, 2009.

The Order is based on the findings of the DBF during an on-site examination conducted as of February 2, 2009. The Order identified the following practices requiring remedial action, which the Board did not admit nor deny: operating with supervision and direction over the Bank’s financial affairs that needs to be improved; operating with a volume of adversely classified assets that needs to be decreased; operating with an allowance for loan and lease losses (“Allowance”) that needs to be increased; operating with level of capital that needs improvement in light of the Bank’s risk profile; operating with an excessive volume of credit concentrations; operating with liquidity that needs improvement; operating with a large volume of nonearning assets; and operating in apparent violations of rules, regulations, and policy statements.

To address the findings of the on-site examination, the Order contains certain operational and financial restrictions related primarily to the Bank’s asset quality, concentrations of credit, allowance for loan and lease losses, and capital. The Bank will be required, among other things, to do the following:

•

Increase Board participation in the affairs of the Bank, which includes holding meetings at least monthly and establishing a Directors’ Committee made up of a majority of members who are not officers, to receive reports from management and report to the Board;

•	Assess management’s qualifications and ability to comply with the Order and applicable laws and regulations and to operate the Bank in a safe and sound manner;

•	Charge-off all assets classified as “Loss” and 50% of assets classified as “Doubtful” in any official report of examination from the FDIC or the DBF;

•	Reduce the aggregate balance of assets classified as “Substandard” or “Doubtful” in accordance with a schedule provided in the Order;

•	Restrict extensions of credit to any borrower whose extension of credit has been, in whole or in part, charged-off or adversely classified;

•	Formulate a plan to reduce risk exposure for any lines of credit that are adversely classified by the FDIC or the DBF and in the aggregate are $1,000,000 or more as of the date of the examination;

•	Enhance the Bank’s internal loan review program;

•	Maintain an adequate allowance, review the adequacy of the allowance and ensure that its policy for determining the adequacy is comprehensive;

•	File a capital plan with the FDIC and the DBF;

•	Maintain (a) Tier 1 Capital at or above 8% of total assets and (b) total risk-based capital at or above 10% of total risk-weighted assets;

•	Review and, if necessary, revise its written plan detailing appropriate strategies for managing acquisition, development and construction (ADC), and commercial real estate concentration levels;

•	Perform a risk segmentation analysis on credit concentrations;

•	Review and, if applicable, revise its written liquidity, contingent funding, and asset liability management plans;

•	Obtain a waiver from the FDIC prior to accepting, renewing, or rolling over any brokered deposits;

•	File a long-term strategic plan with the FDIC and the DBF;

•	Correct all cited violations of regulations and contraventions of policy cited in the Bank’s Report of Examination;

•	Refrain from paying dividends, directors’ fees, or bonuses without prior regulatory approval; and

•	File progress reports with the FDIC and the DBF.

Since the completion of the examination, the Board of Directors has aggressively taken steps to address the findings of the exam. The Bank and its Board of Directors have taken an active role in working with the DBF to improve the condition of the Bank and have already addressed many of the items included in the Order.

The Company and the Bank believe that the proactive steps the management and Board have already undertaken, together with those they plan to take in the future, will help the Bank address the Order and the concerns that gave rise to the Order. Banking products and services and hours of business are the same, and the Bank’s deposits are insured by the FDIC to the maximum limits allowed by law.

This Order does not prevent us from continuing to fully service our customers’ needs and to operate the Bank as we deem best. Instead, this Order is primarily in place due to the decline in capital and our increased level of problem assets. While things have not returned to the stress-free environment we all look forward to, significant progress is being made. Like any business in this area, we suffered through the downturn, and now we will have the opportunity to again prosper as the economy continues its recovery.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks. As a result, the

Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. For 2010, dividends paid to the Company from the Bank are not permissible as the Bank made no profit in 2009. The Bank was not permitted to pay any dividends to the Company in 2009, due to the losses incurred in 2008. During the year ending December 31, 2008, the Company declared and paid cash dividends totaling $252,988.

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

Due to its current condition and results of operation, the Directors of the Company and Bank entered into an informal agreement with the Federal Reserve in the third quarter of 2008, and formal agreements, the Order, with the FDIC, and DBF in the fourth quarter of 2009. These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality. Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loans losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier One leverage capital ratio of 8% or more, a Tier One risked-based capital ratio of 6% or more, and a Total risked-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. The Bank is presently unable to achieve the Tier One leverage and Total risked-based capital provisions of the agreements but is negotiating for additional capital. See Item 9B for further information.

As of December 31, 2009 the capital ratios for the Company and the Bank are as follows:

	Company	Bank
Leverage Capital	4.3%	4.6%
Tier 1 Risk-Based	6.1%	6.6%
Total Risk-Based	7.3%	7.8%

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

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of four ratings for the test: (1) outstanding; (2) satisfactory; (3) needs to improve; and (4) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution’s overall rating. McIntosh State Bank received a satisfactory rating as a result of its most recent CRA examination.

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

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting.

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

U.S. Treasury’s Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted that provides the U.S. Secretary of the Treasury (Treasury) with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (CPP), which provides direct equity investment in perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the Treasury. The Company did not participate in the CPP.

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

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the TLGP. The Bank has opted to participate in the Transaction Account Guarantee Program.

Insurance of Deposit Accounts

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (DIF) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore DIF levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. Risk adjusted assessment rates for 2009 ranged between 7 and 77.5 cents per $100 in domestic deposits depending on the risk characteristics of the bank. The Bank paid approximately $764,000 for deposit insurance for 2009.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 of domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The special assessment of 20 cents per $100 of domestic deposits cost the Bank approximately $200,000 for 2009.

Additionally, by participating in the TLGP, banks temporarily become subject to “systemic risk special assessments” of 10 basis points for transaction account balances in excess of $250,000 and assessments up to 100 basis points of the amount of TLGP debt issued. Participation in the program cost the Company $5,027 for 2009. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0026% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

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

Employees

At December 31, 2009 the Company had 112 full time equivalent employees. The Company is not a party to any collective bargaining agreement.

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

Item 4.	Submission of Matters to a Vote of Security Holders (Removed and Reserved)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

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

YEAR 2009	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	0 Shares	$—	$—
Second Quarter	1,000 Shares	$2.01	$2.01
Third Quarter	9,344 Shares	$1.00	$1.00
Fourth Quarter	1,038 Shares	$2.25	$1.00

YEAR 2008	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	6,405 Shares	$20.00	$19.00
Second Quarter	1,819 Shares	$20.00	$16.00
Third Quarter	1,153 Shares	$15.00	$8.00
Fourth Quarter	0 Shares	$—	$—

The Company did not pay a dividend in 2009 and paid a quarterly dividend totaling $0.09 per share in 2008. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank, its wholly-owned subsidiary. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. See “Supervision and Regulation.”

As of March 2, 2010 there were 3,252,581 shares of the Company’s common stock issued and outstanding held of record by approximately 660 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

In 1998 the Company adopted an incentive stock option plan (1998 Plan) which authorized the Company to issue to officers and other key employees of McIntosh State Bank options to purchase in the aggregate as many as 35,000 shares of the Company’s common stock. The number of shares so authorized was subject to increase in the event, among other matters, of a stock dividend. As a result of the stock dividends declared by the Company in 1999, 2000, 2001, 2005 and 2007, there are now 46,266 shares of its common stock for which such options may be granted. As of March 3, 2010, all options available under the plan have been granted and 86,125 options expired unexercised during 2009.

In 2006 the Company adopted a compensation plan (2006 Plan) which authorizes the Company to issue to directors, officers and employees of the Company and its affiliates incentive stock options, nonqualified stock options, and/or restricted stock. The 2006 Plan permits up to 210,000 shares of the Company’s common stock to be issued; however, no more than 50,000 shares can be available for issuance as restricted stock. As of December 31, 2009, no restricted shares have been issued. As March 3, 2010, 67,500 incentive stock options have been granted; however, no options have been exercised.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations for Years ended December 31, 2009 and December 31, 2008.

Financial Condition

The financial condition of the Company as of December 31, 2009 shows assets declined $41.7 million or 9% compared to December 31, 2008. Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), increased $5 million or 5.5% during 2009. The increase in liquid assets from the prior year-end results from a retail deposit campaign that has generated $14.2 million in retail deposits as well as an increase in public funds related to property tax deposits at year end. The increase was partially offset by the maturity of $33.2 million in brokered deposits.

Loans

Gross loans declined $47.3 million or 14.6% during 2009. Loans transferred to other real estate during the year ending December 31, 2009 totaled $19.6 million. With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances may fall further in coming quarters.

The ALL declined $0.9 million or 10% for the year ending December 31, 2009. The decrease results from approximately $10 million in provision expense and approximately $11 million in net charge-offs. As of December 31, 2009, the ALL as a percentage of gross loans (reserve ratio) is 2.76% versus 2.63% for the prior year-end.

The rise in the overall reserve ratio is due to a rise in the qualitative factors utilized in the methodology used to determine ALL adequacy. Total impaired loans rose $10.1 million or 27% and the level of potential loss on impaired loans declined which resulted in $0.7 million less required reserve. Given the continuing decline in market conditions for commercial and residential real estate, management adjusted its qualitative factors used in determining ALL adequacy in 2009. The following table outlines impaired loans:

The following table outlines the changes in impaired loans:

In (000s) Impaired loans by loan type:	December 31,
	2009	2008
Commercial, financial & agricultural	$2,268	$3,664
Real estate-mortgage	24,177	6,463
Real estate-construction	21,595	27,567
Consumer loans	375	576

Total impaired loans	$48,415	$38,270

Allowance for impaired loans	$(3,423)	$(4,163)

Impaired Loan %	7.07%	10.9%

The following table highlights the ALL by loan category:

	December 31,
ALL by Loan Category In (000s)	2009 Total	2009%	2008 Total	2008%
Commercial, financial & agricultural	$509	1.21%	$995	1.47%
Real estate-mortgage	4,186	2.24%	2,070	1.16%
Real estate-construction	2,627	7.23%	5,220	8.28%
Consumer loans	323	2.76%	232	1.51%

Total Allowance for Loan Losses	$7,645	2.76%	$8,517	2.63%

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) rose from 11.43% to 15.66% during the year. The higher delinquency ratio is principally due to $5.5 million more loans on nonaccural. As of December 31, 2009, 61 relationships were on nonaccrual. The following table outlines nonaccrual loans:

	December 31,
In (000s)	2009	2008
Total Nonaccrual Loans	$35,235	$29,755
Nonaccrual Loans to Gross Loans	12.7%	9.2%

In accordance with GAAP, management has identified $3.9 million in loans restructured from their original terms. The result of these trouble debt restructurings is the Bank agreed to forbear on collecting $73,205 in accrued but unpaid interest when the notes matured and were renewed. Of these credits, $1.3 million are currently on nonaccrual and have been reviewed for impairment.

The Bank historically attempts to meet the housing needs of its markets. As of December 31, 2009 and 2008, loans secured by 1-4 family properties totaled 40% and 48%, respectively, of total loans. Following is a table outlining the Bank’s loans on 1-4 family properties:

	December 31,
In (000s)	2009	2008
1-4 family construction loans	$12,231	$61,395
1-4 family mortgages – first lien	66,662	64,677
1-4 family mortgages – junior lien	18,049	28,485

Total	$96,942	$154,557

As of December 31, 2009, the Company continued to have a concentration in AD&C loans. Management has lowered its maximum limit where total AD&C loans may not exceed 20% of the Company’s loan portfolio including unfunded commitments. As of December 31, 2009, AD&C loans represented 15% of gross loans and commitments versus 24% as of the prior year-end. The primary risks of AD&C lending are:

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

The following table outlines the Bank’s CRE loans by category and CRE loans as percent of total risked based capital for the years ending December 31, 2009 and 2008.

	2009		2008
In (000s)	Aggregate Balance	Percent of Total	Aggregate Balance	Percent of Total
Loan Types:
Construction & development	$39,534	38%	$69,359	47%
Land	33,082	32%	33,854	23%

Subtotal	72,616	70%	103,213	70%
Multi-family	4,271	4%	3,602	3%
Non-farm non-residential	27,658	26%	39,566	27%

Total	$104,545	100%	$146,381	100%

	Bank Limit	Actual	Bank Limit	Actual
Percent of Total Risk Based Capital:
Construction, development & land	250%	299%	415%	276%
Construction, development & land, multi-family, and non-farm, non-residential (nonowner occupied)	375%	431%	540%	392%

The following is recap of other real estate activity from December 31, 2008 to December 31, 2009:

In (000s)
Balance as of December 31, 2008	$14,829
Additions to base amount	510
Write-down	(1,662)
Sale of 6 residential lots and 342 acres of unimproved acreage	(1,266)
Sale of 56 residential construction properties	(8,901)
Sale of 1 commercial property	(300)
Foreclosure on 10 commercial properties	2,574
Foreclosure on 32 residential lots and 208 unimproved acreage	5,441
Foreclosure on 81 residential construction properties	11,603

Balance as of December 31, 2009	$22,828

The Bank foreclosed 123 properties with carrying balances totaling $19.6 million and sold 63 properties with carrying balances totaling $10.5 million from year-end 2008 to December 31, 2009. The Bank devotes two seasoned construction lenders to marketing its other real estate holdings. Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves. Through 2009, other real estate properties were sold at an average 12% discount to carrying value. Additions to the base amount reflect improvements made to finish foreclosed residences. Management anticipates an increase in newly foreclosed properties over the next twelve months.

The following is an inventory of other real estate as of December 31, 2009:

In (000s) except for number	Number	Carrying Amount
1-4 Family Residences	57	$9,450
Residential Lots	201	9,350
Commercial Property	10	2,794
Unimproved Acres of Land	236	1,234

Total Other Real Estate	504	$22,828

Deposits

Total deposits declined $23.9 million or 6% from December 31, 2008 to 2009. The change from the prior year-end is principally attributable to a $33 million or 22% decrease in time deposit balances partially offset by a $15.5 million or 17.3% increase in money market and NOW account balances. Time deposits at December 31, 2009, include $17.7 million in brokered deposits which is a decrease of $33.2 million or 65.2% from December 31, 2008. Brokered deposits include $7.1 million in reciprocal deposits placed under the Certificate of Deposit Account Registry System (CDARS). These CDARS deposits represent stable local deposits, but are designated and reported as brokered deposits under regulatory requirements. The decrease in brokered deposits from December 31, 2008 to 2009 is essentially the result of asset shrinkage and the Company’s inability to renew brokered deposits due to the Order. Time deposits represent 59% and 64% of total deposits as of December 31, 2009 and 2008, respectively. The rise in money market and NOW accounts for the year was related to the Company’s participation in the Transaction Account Guarantee Program as well as deposit campaigns that were implemented during the year. See Liquidity and Interest Rate Risk comments for further discussion.

Capital

For the year ending December 31, 2009, the Company’s equity capital declined $14.3 million or 45% from the prior period. The change in equity capital over the period resulted from a $14.0 million net loss, a $0.8 million decrease in net unrealized gains on securities available for sale, a $0.5 million increase in the after-tax effect of the Company’s current unfunded pension liability (see footnotes 1 and 9 of the Company’s consolidated financials statements for further discussion), and $75,000 in noncash compensatory stock option expense.

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

Liquidity is monitored daily and formally measured on a monthly basis. As of December 31, 2009, the Bank’s liquidity ratio was 13.3% versus 11.4% as of the prior year-end. In 2009, the Bank’s brokered deposits declined $33.2 million or 65.2% from December 31, 2008. Management will continue to reduce the level of brokered deposits and thus total assets over the next 12 months.

Management has established a noncore funding (wholesale, brokered (excluding CDARs), and out-of-territory deposits) guideline not to exceed 20% of Bank deposits. As of December 31, 2009 and 2008 the Bank’s noncore funding measure was 12.6% and 11.4%, respectively.

The Bank has a $6.5 million secured line of credit with a correspondent bank to supplement short term liquidity. During 2009, the Bank did not utilize the secured line of credit.

The Bank has a $3 million FHLB advance that matures January 2009 and $2 million in fixed rate advances that may convert to 3 month LIBOR in 2010. Management believes unless LIBOR rises significantly before conversion, the FHLB will not exercise its right to convert these advances. Bank management believes that the repayment of $3 million in FHLB advances during 2010 will not materially impact liquidity.

Advances are drawn under a $14 million line of credit with the FHLB. The line of credit with FHLB is secured by a blanket lien on the Bank’s qualified 1-4 family residential mortgages, home equity mortgages, and multifamily mortgages outstanding as well as the Bank’s holdings of FHLB stock. See Table 8 for a recap of Bank borrowing.

In October 2008, the Bank withdrew its pledge of commercial real estate mortgages from the FHLB. Instead, management has elected to pledge commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB) where terms are considered more favorable to the Bank. The Bank has available credit with the FRB as of December 31, 2009 of $15 million. No advances on this line occurred in 2009.

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP). Provision one of the TLGP allows the FDIC to guaranty the debit issued by financial institutions for liabilities outstanding as of September 30, 2008. The debt guaranty amount for the Bank is $8.4 million. Management did not opt out of the debt guaranty program but decided not to utilize it. Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 was extended to December 31, 2013. Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part. The FDIC is not permitted to charge assessments for this added coverage until after December 31, 2009. Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying less than 0.50% was extended through June 30, 2010. Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part. The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two. Additional expense for participation in this program was approximately $5,000 for 2009.

Beginning in the second quarter of 2007, management began offering a retail repurchase agreement to certain Bank customers. The agreement allows the Bank to sell its investment securities overnight and repurchase those securities the following business day. The rate floats and is tied to the ninety day U. S. Treasury bond. As of December 31, 2009 and 2008, the Bank has sold and is obligated to repurchase $758,493 and $440,757, respectively, in investment securities.

Beginning in the second quarter of 2007, the Bank began participating in a borrowing arrangement with the U. S. Treasury. The Bank, as an approved U. S. Treasury depository, historically accepts treasury, tax, and loan payments. Those payments were previously remitted to the U. S. Treasury on a daily basis; however, now those payments, up to an agreed upon maximum, can remain on deposit with the Bank. This obligation is repaid periodically as the U. S. Treasury requires and bears a variable rate of interest approximating the ninety day U. S. Treasury bond. As of December 31, 2009 and 2008, the Bank had $135,750 and $215,747, respectively, in note obligations under this program.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank’s ALL, the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans, and the valuation of deferred taxes as critical accounting policies.

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

Other real estate represents properties acquired through or in lieu of loan foreclosure. Other real estate is initially recorded at the lower of cost or fair value less estimated disposal costs. Any write-down to fair value up to 90 days after transfer to other real estate is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate and valuation adjustments subsequent to 90 days of transfer are expensed. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Off-Balance Sheet Arrangements

As described further in footnote 15 to the Company’s audited financial statements, the Bank’s lending activities regularly result in unfunded commitments to creditworthy customers requesting financing for working capital, construction and development activities, and home equity lines of credit. Commercial unfunded commitments are typically secured by collateral margined in accordance with the Bank’s lending policy. Commercial unfunded commitments, excluding construction and development, are generally for terms less than three years. Unfunded commitments for construction and development are typically for terms less than 18 months. Home equity lines of credit are generally secured by collateral margined in accordance with Bank’s lending policy and mature in ten years. Advances under all loan commitments occur in the normal course of the Bank’s operations. Management considers its unfunded commitments when assessing the Bank’s liquidity and monitoring concentrations of credit. Commitment fees generally represent 0.5% to 1.0% of the total commitment amount (funded and unfunded) and are recognized as origination fees. Origination fees for the years ending December 31, 2009, and 2008 were $100,652 and $369,277, respectively.

From time to time the Bank is asked by its creditworthy customers to issue standby or performance letters of credit. These letters of credit are generally issued for terms no longer than two years and are secured by collateral margined in accordance with the Bank’s lending policy. The Bank has not been asked to perform on any of its outstanding letters of credit during 2009 or 2008. Fees for issuing letters of credit totaled $7,974 and $14,482 for the years ending December 31, 2009 and 2008, respectively.

The following table represents outstanding contingent liabilities by category for the years ending December 31, 2009 and 2008, respectively.

Contingent Liabilities by Category (Amount in thousands)	2009 Total	% of Total	2008 Total	% of Total
Unfunded commitments secured by 1-4 family RE	$10,996	58.4%	$14,713	57.1%
Unfunded commitments secured by commercial RE	3,371	17.9%	5,704	22.1%
Other unfunded commitments	3,308	17.6%	4,073	15.8%
Financial standby letter of credit	218	1.2%	290	1.1%
Performance standby letters of credit	937	5.0%	995	3.9%

Total Contingent Liabilities	$18,830	100%	$25,775	100%

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. The following table summarizes the Company’s significant fixed and determinable contractual obligations, by payment date, as of December 31, 2009.

	Payments Due by Period (Amount in thousands)
	Total	Less than 1 year	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
Contractual Obligations:
Deposits without stated maturity	$152,359	$152,359	$—	$—	$—
Certificates of deposit	219,345	154,566	44,372	20,395	12
Federal Home Loan Bank advances	14,000	3,000	2,000	3,000	6,000
Other borrowed funds	894	894	—	—	—
Lease obligations	665	139	261	261	4

Total	$387,263	$310,958	$46,633	$23,656	$6,016

Results of Operations – Twelve Months Ended December 31, 2009 Compared to 2008

Net interest income for the year ending December 31, 2009 decreased $2.5 million or 20% from the year-ago period. The decrease in net interest income is attributable to the reversal of interest income on loans placed on nonaccrual totaling $0.7 million, holding of other real estate and nonaccrual loans averaging $19.3 million and $33.1 million, respectively, and $432,724 less in loan fee income. Management estimates that the effect of 2009 nonaccrual activity in terms of balance and lost interest income along with balances in other real estate results in $3.3 million in foregone loan interest income. This foregone interest income equates to 0.84% lost to the net interest margin.

The December 31, 2009 tax equivalent net interest margin of 2.69% fell 42 basis points from the year-ago period. Margin decline was attributable to a 32 basis point decrease in the net interest component of the net interest margin and a 10 basis point decline in the loan fee component of the net interest margin relative to the prior year. The decline in the interest component of the net interest margin is principally due to the amount of nonaccrual loans and other real estate. The yield on earning assets declined 102 basis points from 2008 to 2009 while the cost of funds declined 80 basis points over the same period. The Bank’s average loan-to-funding ratio declined from 82.0% to 76.7% for 2008 to 2009.

Total interest income for the year ending December 31, 2009 declined $5.9 million or 23% from the year-ago period. The decrease in interest income was attributable to a decline in average earning assets and the level of nonaccrual loans.

In 2009 versus 2008, total average earning assets declined $32 million or 8% and average nonaccrual loans increased $5.1 million or 18%. The tax equivalent yield on earning assets as of December 31, 2009 was 5.16% and declined 102 basis points from the year-ago period. This decrease results from a 81 basis point fall in loan yield, a 92 basis point decline in investment portfolio yield, and a 178 basis point decline in yield on federal funds sold and interest bearing deposits. The overall decline in yield on earning assets from the year-ago period is principally due to the volume of nonaccrual loans and other real estate.

Interest expense for the twelve months ending December 31, 2009 declined $3.3 million or 26% from the year-ago period. The decrease in interest expense is due to an 80 basis points decline in cost of funds.

The cost of funds as of December 31, 2009 was 2.64% and fell 80 basis points from the year-ago period. The decrease in cost of funds results from a 92 basis point decline in the cost of interest bearing demand deposit accounts, a 47 basis point decline in the cost of funds on savings accounts, an 88 basis point decrease in cost of funds on time deposits, and a 19 basis point decline in borrowed money. The overall decline in the cost of funds from the prior year is mainly attributable to the certificates of deposits re pricing in the lower rate environment as well as the interest rate restrictions the FDIC has placed on troubled financial institutions.

Provision for loan losses for the twelve months ending December 31, 2009 decreased $6.3 million or 40% from the year-ago period. The provision expense was primarily due to $10.5 million in net charge-offs and in problem loans. Refer to the discussion on loans and ALL adequacy for further comment.

During 2009, other income, excluding investment securities, other real estate, and fixed asset gains or losses, declined $285,144 or 7% from the year-ago period. Income from secondary market financing activity declined $211,722 or 38% from the year-ago period due to tightened credit underwriting standards resulting in lower volume. Overdraft fee income declined $170,817 or 9%.

Investment securities losses totaling $1,706,679 represent the write-off of the Company’s equity stake in Silverton Financial Services, Inc. The Company sold approximately $23.5 million in investment securities and recognized a gain on sale of approximately $1.1 million during 2009.

During 2009, other noninterest expense decreased $736,982 or 5% from the year-ago period. This decrease is principally attributable to a $2,694,382 or 30% decline in salary and employee benefit expense, offset by two factors: a $537,977 or 229% increase in collection expenses associated with the increase in noncurrent loans; a $224,297 or 31% increase in other real estate expenses associated with the increased activity in other real estate. From 2008 to 2009 full time equivalent employees declined 13 or 10%.

During 2009, the Company placed a $5.1 million valuation allowance on its deferred tax assets. This valuation allowance resulted in income tax expense of $477,000 during the year in spite of the net operating loss incurred.

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)	Average Balance	Interest Income/ Expense	Weighted Average Rate (TE)
ASSETS
Interest earning assets:
Federal funds sold and interest bearing deposits	$25,054,961	$63,731	0.25%	$11,562,650	$234,238	2.03%	$9,232,956	$453,892	4.92%
Taxable investments	59,285,960	2,383,886	4.02%	66,738,075	3,287,427	4.93%	70,679,753	3,525,154	4.99%
Non-taxable investments	1,889,278	78,203	6.27%	6,635,100	258,390	5.90%	10,703,778	428,973	6.07%

Total investments	61,175,238	2,462,089	4.09%	73,373,175	3,545,817	5.01%	81,383,531	3,954,127	5.13%
Taxable loans	301,265,782	17,364,162	5.76%	334,324,739	21,971,222	6.57%	343,471,851	29,718,212	8.65%
Non-taxable loans	3,397,302	149,853	6.68%	3,869,941	181,853	7.12%	1,068,467	59,886	8.49%

Total loans	304,663,084	17,514,015	5.77%	338,194,680	22,153,075	6.58%	344,540,318	29,778,098	8.65%

Total interest earning assets	390,893,283	20,039,835	5.16%	423,130,505	25,933,130	6.18%	435,156,805	34,186,117	7.91%
Allowance for loan losses	(8,624,502)			(8,487,782)			(5,124,334)
Other assets	50,269,779			39,259,217			29,713,256

Total assets	$432,538,560			$453,901,940			$459,745,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Demand	$86,772,540	$354,570	0.41%	$100,223,572	$1,328,132	1.33%	$116,866,109	$3,441,208	2.94%
Savings	21,756,395	228,389	1.05%	17,381,179	264,539	1.52%	12,010,137	184,350	1.53%
Time	241,837,742	8,582,302	3.55%	245,510,133	10,884,689	4.43%	234,323,402	12,125,482	5.17%

Total Deposits	350,366,677	9,165,261	2.62%	363,114,884	12,477,360	3.44%	363,199,648	15,751,040	4.34%

Federal funds purchased	—	—	—	42,855	1,244	2.90%	84,245	4,577	5.43%
FHLB advances	14,136,986	496,557	3.51%	14,846,735	531,654	3.58%	18,941,714	689,972	3.64%
Other borrowings	961,476	1,941	0.20%	540,955	5,131	0.95%	274,602	9,808	3.57%

Total interest bearing liabilities	365,465,139	9,663,759	2.64%	378,545,429	13,015,389	3.44%	382,500,209	16,455,397	4.30%
Non-interest bearing demand deposits	31,890,728			34,093,123			34,636,932
Other liabilities	6,073,081			4,987,974			4,811,079
Stockholders’ equity	29,109,612			36,275,414			37,797,507

Total liabilities and stockholders’ equity	$432,538,560			$453,901,940			$459,745,727

Net interest income		$10,376,076			$12,917,741			$17,730,720

Net interest spread (TE)			2.51%			2.74%			3.61%
Net interest margin (TE)			2.69%			3.11%			4.13%

McIntosh Bancshares, Inc.

Table 1 - Average Balance Sheets, Interest and Rates (continued)

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

(TE) – Tax Equivalent.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2009 over 2008 and 2008 over 2007.

	2009 over 2008
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$34,320	$(204,827)	$(170,507)
Taxable investments	(299,649)	(603,892)	(903,541)
Non-taxable investments	(196,444)	16,257	(180,187)
Taxable loans	(1,905,431)	(2,701,629)	(4,607,060)
Non-taxable loans	(20,848)	(11,152)	(32,000)

Total Interest Income	$(2,388,052)	$(3,505,243)	$(5,893,295)
Interest paid on:
Deposits:
Demand	(54,964)	(918,598)	(973,562)
Savings	45,929	(82,079)	(36,150)
Time	(130,325)	(2,172,062)	(2,302,387)
Federal funds purchased	—	(1,244)	(1,244)
FHLB advances	(24,930)	(10,167)	(35,097)
Other borrowings	849	(4,039)	(3,190)

Total Interest Expense	$(163,441)	$(3,188,189)	$(3,351,630)

Net Interest Income	$(2,224,611)	$(317,054)	$(2,541,665)

Note:	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 2 - Rate/Volume Variance Analysis (continued)

	2008 over 2007
	Increase (decrease) due to changes in:
	Volume	Rate	Change
Interest earned on:
Federal funds sold and interest bearing deposits	$47,195	$(266,849)	$(219,654)
Taxable investments	(194,162)	(43,565)	(237,727)
Non-taxable investments	(158,446)	(12,137)	(170,583)
Taxable loans	(601,132)	(7,145,858)	(7,746,990)
Non-taxable loans	131,644	(9,677)	121,967

Total Interest Income	$(774,901)	$(7,478,086)	$(8,252,987)
Interest paid on:
Deposits:
Demand	(220,542)	(1,892,534)	(2,113,076)
Savings	81,746	(1,557)	80,189
Time	495,964	(1,736,757)	(1,240,793)
Federal funds purchased	(1,201)	(2,132)	(3,333)
FHLB advances	(146,639)	(11,679)	(158,318)
Other borrowings	2,526	(7,203)	(4,677)

Total Interest Expense	$211,854	$(3,651,862)	$(3,440,008)

Net Interest Income	$(986,755)	$(3,826,224)	$(4,812,979)

Note:	Rate/volume variance were allocated between rate variances and volume variances using a weighted average allocation method.

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2009, 2008, and 2007. Amounts in thousands.

Securities Available For Sale	2009 Total Market Value	2008 Total Market Value	2007 Total Market Value
US Treasuries and Agencies	$34,647	$27,606	$43,315
Corporate debt securities	370	491	505
SCM’s	1,796	2,259	11,366
Mortgage backed securities	25,870	40,300	20,665

Subtotal	$62,683	$70,656	$75,851

Securities Held To Maturity	2009 Total Book Value	2008 Total Book Value	2007 Total Book Value
SCM’s	—	—	236

Total	$62,683	$70,656	$76,087

McIntosh Bancshares, Inc.

Table 3 - Investment Portfolio (continued)

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each category of securities presented:

	<One Year Total	1 to 5 Years Total	>5 to 10 Years Total	>10 Years Total	Total	Weighted Average Yield (TE)
Securities available for sale:
Treasuries and US government agencies	$12,095,940	$20,087,656	$2,463,713	$—	$34,647,309	3.31%
State and political divisions	207,122	816,090	523,805	249,031	1,796,048	6.27%
Corporate debt securities	—	—	369,959	—	369,959	6.25%
Mortgage-backed securities	2,762,812	2,502,179	2,236,881	18,367,512	25,869,384	4.55%

Total	$15,065,874	$23,405,925	$5,594,358	$18,616,543	$62,682,700	4.09%

Mortgage backed securities are included in the maturities categories in which the are anticipated to be repaid based on scheduled maturities.

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio

The following table presents loans by type and the percentage of loans by type at the end of the last 5 years. Amounts in thousands.

	2009 Total	2009%	2008 Total	2008%	2007 Total	2007%	2006 Total	2006%	2005 Total	2005%
Classifications:
Commercial, financial & agricultural	$38,933	14.1%	$63,787	19.7%	$56,713	16.6%	$49,914	15.2%	$44,242	15.6%
Real estate-mortgage	186,963	67.5%	178,287	55.0%	158,317	46.3%	150,893	45.9%	147,541	52.2%
Real estate-construction	36,338	13.1%	63,052	19.4%	109,739	32.1%	112,220	34.1%	75,246	26.6%
Consumer loans	11,667	4.2%	15,324	4.7%	16,074	4.7%	14,718	4.5%	14,507	5.1%
Tax-exempt	3,116	1.1%	3,881	1.2%	1,011	0.3%	1,132	0.3%	1,450	0.5%

	277,017	100.0%	324,331	100.0%	341,854	100.0%	328,877	100.0%	282,986	100.0%

Allowance	(7,645)		(8,517)		(6,956)		(4,662)		(4,077)

Net Loans	$269,372		$315,814		$334,898		$324,215		$278,909

At December 31, 2009, maturities of loans in the indicated classifications were as follows. Amounts in thousands.

	Maturity			Total
	One Year Or Less	Over One To Five Years	Over Five Years
Commercial, financial & agricultural	$22,049	$14,674	$2,210	$38,933
Real estate-construction	34,942	1,396	—	36,338

Total	$56,991	$16,070	$2,210	$75,271

McIntosh Bancshares, Inc.

Table 4 - Loan Portfolio (continued)

As of December 31, 2009, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows. Amounts in thousands.

	Rate Structure for Loans Maturing Over One Year
	Adjustable Rate	Fixed Rate	Total
Commercial, financial & agricultural	$3,669	$13,215	$16,884
Real estate-construction	—	1,396	1,396

Total	$3,669	$14,611	$18,280

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have reported on non-accrual loans for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. Amounts in thousands.

	2009 Total	2008 Total	2007 Total	2006 Total	2005 Total
Loans on non-accrual	$33,901	$27,315	$21,565	$602	$420
Trouble debt restructuring (nonaccrual)	1,334	2,440	—	—	—
Loans 90 days or more past due	751	1	44	335	118
Other real estate and repossessions	22,828	14,829	6,249	2,208	611

	$58,814	$44,585	$27,858	$3,145	$1,149
Non-performing loans as a % of loans	12.99%	9.17%	6.32%	0.28%	0.19%
Interest that would have been recognized	$3,296	$3,475	$1,134	$60	$38

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

McIntosh Bancshares, Inc.

Table 5 - Analysis of the Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan loss. Amounts in thousands.

	2009	2008	2007	2006	2005
Allowance at beginning of year	$8,517	$6,956	$4,662	$4,077	$2,913
Charge-offs:
Commercial, financial, and agricultural	3,558	259	33	10	47
Real estate - mortgage	1,198	449	72	120	84
Real estate-construction	5,543	13,601	958	5	—
Consumer loans	329	161	175	114	89
Tax exempt	—	—	—	—	—

Total charge-offs	10,628	14,470	1,238	249	220
Recoveries:
Commercial, financial, and agricultural	15	—	1	—	6
Real estate - mortgage	1	12	147	23	119
Real estate-construction	18	19	—	—	—
Consumer loans	91	52	60	33	19
Tax exempt	—	—	—	—	—

Total recoveries	125	83	208	56	144

Net charge-offs	10,503	14,387	1,030	193	76
Provisions charged to earnings	9,631	15,948	3,324	778	1,240

Allowance at end of year	$7,645	$8,517	$6,956	$4,662	$4,077

Ratio of net charge-offs to average loans	3.45%	4.25%	0.30%	0.06%	0.03%
Ratio of allowance to total loans	2.76%	2.63%	2.03%	1.42%	1.44%

The Company has a dedicated loan review function. Sixty percent of the portfolio was reviewed in 2009 and placed into loan grading categories, which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

The following table presents the allocation of allowance for loan losses by category and the percentage of loans in each category to total loans at end of the last 5 years. Amounts in thousands.

	2009 Amount	2009%	2008 Amount	2008%	2007 Amount	2007%	2006 Amount	2006%	2005 Amount	2005%
Balance at End of Period Applicable to:
Commercial, financial, agricultural and tax exempt	$509	15.2%	$995	20.9%	$589	16.9%	$671	15.5%	$599	16.1%
Real estate-mortgage	4,186	67.5%	2,070	55.0%	2,173	46.3%	2,192	45.9%	2,153	52.2%
Real estate-construction	2,627	13.1%	5,220	19.4%	3,932	32.1%	1,537	34.1%	1,030	26.6%
Consumer loans	323	4.2%	232	4.7%	262	4.7%	262	4.5%	295	5.1%

Total allowance for loan loss	$7,645	100.0%	$8,517	100.0%	$6,956	100.0%	$4,662	100.0%	$4,077	100.0%

McIntosh Bancshares, Inc.

Table 6 - Deposits

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	2009		2008		2007
Deposits:
Non-interest bearing demand deposits	$31,891	—	$34,093	—	$34,637	—
Interest bearing demand	86,723	0.41%	100,224	1.33%	116,866	2.94%
Savings	21,756	1.05%	17,381	1.52%	12,010	1.53%
Time	241,838	3.55%	245,510	4.43%	234,323	5.17%

Total	$382,208		$397,208		$397,836

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2009 summarized as follows. Amounts in thousands.

Total
Three months or less	$14,181
Over three months through six months	23,561
Over six months through twelve months	38,976
Over twelve months	31,087

$107,805

McIntosh Bancshares, Inc.

Table 7 - Selected Ratios

The following table sets out certain ratios of the Company as of and for the years indicated. Amounts in thousands.

	2009	2008	2007
Net income	$(14,076)	$(8,229)	$2,588
Average assets	432,539	453,902	459,746
Average equity	29,110	36,275	37,798
Dividends	—	253	1,012
Return on average assets	-3.25%	-1.81%	0.56%
Return on average equity	-48.36%	-22.69%	6.85%
Dividend payout ratio	N/A	N/A	39.10%
Average equity to average assets	6.73%	7.99%	8.22%

McIntosh Bancshares, Inc.

Table 8 - Analysis of Short-term and Long-term Borrowings

The following table sets out certain information regarding the Company’s borrowings.

Type: Federal Home Loan Bank Advances amounts in thousands	Maturity	2009		2008
		Amount	Rate	Amount	Rate
Fixed rate	01/25/09	$—	—	$2,000	4.05%
Fixed rate	01/25/10	3,000	4.17%	3,000	4.17%
Fixed rate convertible to 3 month LIBOR 12/19/08	12/19/13	2,000	3.44%	2,000	3.44%
Fixed rate convertible to 3 month LIBOR 3/17/09	03/17/14	3,000	2.91%	3,000	2.91%
Fixed rate convertible to 3 month LIBOR 5/19/09	05/19/15	2,000	3.77%	2,000	3.77%
Fixed rate convertible to 3 month LIBOR 5/24/10	05/22/15	2,000	2.86%	2,000	2.86%
Fixed rate convertible to 3 month LIBOR 5/23/13	05/23/18	2,000	3.60%	2,000	3.60%

Total		$14,000		$16,000

Maximum borrowing at any given month end - FHLB		$14,000		$21,000
Average outstanding borrowings for the period		$14,137	3.51%	$14,847	3.58%

McIntosh Bancshares, Inc.

Table 9 - Interest Rate Sensitivity Analysis

Amounts in thousands repricing or maturing.	One Year or Less	Over 1 Yr. Through 3 Years	Over 3 Yrs. Through 5 Years	Over 5 Years	Total
Interest earning assets:
Adjustable rate loans	$74,908	$—	$—	$—	$74,908
Fixed rate loans	75,078	70,219	19,535	37,277	202,109
Investment securities	22,312	25,767	3,785	10,819	62,683
Other investments	—	—	—	1,442	1,442
Bank owned life insurance	7,044	—	—	—	7,044
Int bearing deposits in other banks & Fed Funds sold	31,715	—	—	—	31,715

Total interest earning assets	211,057	95,986	23,320	49,538	379,901
Interest bearing liabilities:
Fixed maturity deposits	154,566	44,372	20,395	12	219,345
Interest bearing DDA accounts (NOW, Super NOW, MMDA)	104,989	—	—	—	104,989
Savings accounts	17,645	—	—	—	17,645
Other borrowed funds	5,894	—	7,000	2,000	14,894

Total interest bearing liabilities	$283,094	$44,372	$27,395	$2,012	$356,873
Interest rate sensitivity gap	$(72,037)	$51,614	$(4,075)	$47,526	$23,028
Cummulative interest rate sensitivity gap	$(72,037)	$(20,423)	$(24,498)	$23,028
Cummulative interest rate sensitivity gap to total assets	-17.41%	-4.94%	-5.92%	5.56%

Item 8.	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations – December 31, 2009 and 2008

Consolidated Statements of Comprehensive Income – December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity – December 31, 2009 and 2008

Consolidated Statements of Cash Flows – December 31, 2009 and 2008

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

The management of McIntosh Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting for the years ending December 31, 2009 and 2008, respectively. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2009 and 2008, respectively, the Company’s internal control over financial reporting met those criteria and is effective.

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

On December 23, 2008, the Company entered into a Debenture Agreement with Redemptus Group, LLC (“Redemptus”) pursuant to which the Company would issue to Redemptus $8 million in debentures as were disclosed in the 8K filed with the Securities and Exchange Commission on December 31, 2008. The terms of the Debenture Agreement were extended until June 30, 2009 as was disclosed in the 8K filed April 6, 2009. The Company and Redemptus were unable to consummate the transaction. Redemptus and the Company remain in negotiations regarding the Debenture Agreement as well as other capital alternatives.

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Ethics `

Upon written request, a copy of the McIntosh Bancshares, Inc. Code of Ethics shall be furnished to shareholders without charge. Please direct your written request to Darren M. Cantlay, McIntosh Bancshares, Inc., 210 South Oak Street, Jackson, Georgia 30233.

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

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of or incorporated by reference in this report:

(1)	Financial Statements: The consolidated balance sheets of McIntosh Bancshares, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for each of the years then ended, together with the related notes and the report of Porter Keadle Moore, LLP, independent registered public accounting firm.

(2)	Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McINTOSH BANCSHARES, INC.

Date: March 26, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2010.

Signature	Title

/s/ William K. Malone William K. Malone	Director, Chairman of the Board and CEO

/s/ J. Paul Holmes, Jr. J. Paul Holmes, Jr.	Director

/s/ Dennis Keith Fortson Dennis Keith Fortson	Director

/s/ John L. Carter John L. Carter	Director

/s/ William T. Webb William T. Webb	Director

/s/ George C. Barber George C. Barber	Director

/s/ Darren M. Cantlay Darren M. Cantlay	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Articles of Incorporation of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.2	Amendment to Articles of Incorporation of McIntosh Bancshares, Inc.-April 23, 1998 (incorporated by reference to Exhibit 2(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.3	Bylaws of McIntosh Bancshares, Inc. (incorporated by reference to Exhibit 2(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

2.4	Amendment to bylaws of McIntosh Bancshares, Inc. dated April 23, 1998 (incorporated by reference to Exhibit 2(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No.0-49766).

2.5	Amendment to the Articles of Incorporation of McIntosh Bancshares, Inc. – January 29, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8K, filed by the Registrant on January 30, 2009, File No. 0-049766).

4.1	Debenture Agreement between the Registrant and Redemptus, dated December 23, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8K, filed by the Registrant on December 31, 2008, File No. 0-049766).

4.2	Amendment No. 1 dated as of March 31, 2009 to the Debenture Agreement between the Registrant and Redemptus LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8K, filed by the Registrant on April 6, 2009, File No. 0-49766).

10.1	Stock Option Agreement with William K. Malone (incorporated by reference to Exhibit 6(a) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.2	Stock Option Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(b) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.3	Stock Option Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(c) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.4	Stock Option Agreement with James P. Doyle (incorporated by reference to Exhibit 6(d) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.5	Change in Control Agreement with William K. Malone (incorporated by reference to Exhibit 6(e) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.6	Change in Control Agreement with Thurman L. Willis (incorporated by reference to Exhibit 6(f) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.7	Change in Control Agreement with Bruce E. Bartholomew (incorporated by reference to Exhibit 6(g) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.8	Change in Control Agreement with James P. Doyle (incorporated by reference to Exhibit 6(h) to the Registrant’s Form 10-KSB, filed by the Registrant on April 29, 2002, File No. 0-49766).

10.9	Stock Option Agreement with Jason Patrick dated September 18, 2003 (incorporated by reference to Exhibit 6.9 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.10	Stock Option Agreement with Rob Beall dated September 18, 2003 (incorporated by reference to Exhibit 6.10 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.11	Stock Option Agreement with Bruce Bartholomew dated September 18, 2003 (incorporated by reference to Exhibit 6.11 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

Exhibit No.	Description
10.12	Stock Option Agreement with James P. Doyle dated September 18, 2003 (incorporated by reference to Exhibit 6.12 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.13	Stock Option Agreement with William K. Malone dated September 18, 2003 (incorporated by reference to Exhibit 6.13 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.14	Stock Option Agreement with Thurman Willis dated September 18, 2003 (incorporated by reference to Exhibit 6.14 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 30, 2004, File No. 000-49766).

10.15	Salary Continuation Agreement with Thurman L. Willis dated August 10, 2004 (incorporated by reference to Exhibit 6.15 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005, File No. 000-49766).

10.16	Stock Option Agreement with Rob Beall dated October 20, 2005 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.17	Stock Option Agreement with Jason Patrick dated October 20, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.18	Stock Option Agreement with Charles Harper dated October 20, 2005 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 28, 2006, File No. 000-49776).

10.19	2006 Stock Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Schedule 14A Proxy Statement, filed with the Commission on April 25, 2006, File No. 000-49766).

10.20	Stock Option Agreement with William K. Malone dated July 18, 2006 (2006 Stock Compensation Plan Example) (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB, filed with the Commission on March 29, 2007, File No. 000-49776).

10.21-.25	Amendments to Salary Continuation Agreements filed on December 1, 2008 (incorporated by reference to Exhibits 10.21-.25 to the Registrant’s Form 8K, filed by the Registrant on December 1, 2008, File No. 0-049766).

10.26	Order to Cease and Desist issued by the Georgia Department of Banking and Finance, in consultation with the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s 8K filed by Registrant on October 29, 2009, File No. 000-49766).

13.1	Consolidated Financial Statements

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer