Form 10-Q
period 2010-03-31
MCINTOSH BANCSHARES INC /GA/
filed 2010-05-13
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

As of May 12, 2010, 3,252,581 shares of common stock, $2.50 par value, were issued and outstanding.

McIntosh Bancshares, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

March 31, 2010 and December 31, 2009
	March 31,	December 31,
Assets	2010	2009
	(Unaudited)	(Audited)
Cash and due from banks	$1,924,361	$2,152,039
Interest-bearing deposits	39,022,288	31,714,865
Investment securities available for sale	57,659,167	62,682,700
Other investments	1,441,700	1,441,700
Loans	259,557,537	277,017,008
Less: Allowance for loan losses	(12,003,180)	(7,644,583)
Loans, net	247,554,357	269,372,425
Premises and equipment, net	5,831,965	5,933,648
Other real estate	27,569,274	22,827,955
Accrued interest receivable	1,282,215	1,511,334
Bank owned life insurance	7,109,109	7,043,534
Other assets	4,775,348	4,788,441
Total assets	$394,169,784	$409,468,641

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$32,105,793	$29,725,480
Money market and NOW accounts	95,010,405	104,988,658
Savings	19,129,381	17,645,103
Time deposits of $100,000 or more	114,231,412	107,804,523
Time deposits	106,858,181	111,539,934
Total deposits	367,335,172	371,703,698
Borrowed funds	11,543,331	14,894,243
Accrued interest payable and other liabilities	5,255,704	4,962,883
Total liabilities	384,134,207	391,560,824

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, par value $2.50; 10,000,000 shares authorized,
3,252,581 shares issued and outstanding	8,131,453	8,131,453
Surplus	7,755,306	7,735,511
Retained earnings	(5,302,576)	2,613,544
Accumulated other comprehensive (loss)	(548,606)	(572,691)
Total stockholders' equity	10,035,577	17,907,817
Total liabilities and stockholders' equity	$394,169,784	$409,468,641

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
Interest income:
Loans, including fees	$3,604,924	$4,754,632
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	291,933	788,113
State, county and municipal	17,435	23,560
Other investments	8,773	996
Federal funds sold and other short-term investments	23,216	5,727
Total interest income	3,946,281	5,573,028

Interest expense:
Interest-bearing demand and money market	115,651	86,615
Savings	27,932	80,463
Time deposits of $100,000 or more	780,290	1,101,989
Other time deposits	769,966	1,364,593
Other	99,771	126,905
Total interest expense	1,793,610	2,760,565
Net interest income	2,152,671	2,812,463
Provision for loan losses	6,729,550	555,665
Net interest income (loss) after provision for loan losses	(4,576,879)	2,256,798

Other income:
Service charges	558,028	565,004
Investment securities gains (losses)	-	(1,706,679)
Increase in cash surrender value of life insurance	75,915	75,915
Other real estate losses	(520,867)	(71,129)
Fixed and repossessed asset gains (losses)	(130,994)	485
Other income	274,073	278,813
Total other income	256,155	(857,591)

Other expenses:
Salaries and employee benefits	1,781,933	1,010,119
Occupancy and equipment	352,650	430,544
Other operating	1,460,813	1,214,935
Total other expenses	3,595,396	2,655,598
Loss before income taxes	(7,916,120)	(1,256,391)
Income tax expense	-	(155,043)
Net loss	$(7,916,120)	$(1,411,434)

Basic loss and diluted loss per common share based on average outstanding
shares of 3,252,581	$(2.43)	$(0.43)

Dividends declared per share of common stock	$-	$-

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
Net earnings (loss)	$(7,916,120)	$(1,411,434)
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $12,408 and $61,448	24,085	119,281
Total other comprehensive income	24,085	119,281
Comprehensive income (loss)	$(7,892,035)	$(1,292,153)

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
Cash flows from operating activities:
Net loss	$(7,916,120)	$(1,411,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	225,133	214,004
Loss on write-off of other investments	-	1,706,679
Provision for loan losses	6,729,550	555,665
Stock-based compensation	19,795	19,795
Provision for deferred income tax benefit	-	376,476
Loss on sale of other real estate	520,867	71,129
Loss/(gain) on fixed and repossessed asset	130,994	(485)
Change in:
Accrued interest receivable and other assets	33,235	(271,425)
Accrued interest payable and other liabilities	292,821	(678,318)
Net cash provided by operating activities	36,275	582,086

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	4,984,711	6,869,051
Proceeds from sales of other real estate	1,045,093	517,493
Purchases of securities available for sale	-	(1,483,531)
Proceed from sales of other investments	-	199,600
Additions to other real estate	(47,328)	(140,554)
Net change in loans	8,828,567	5,868,862
Purchases of premises and equipment	(48,135)	(7,167)
Net cash provided by investing activities	14,762,908	11,823,754

Cash flows from financing activities:
Net change in deposits	(4,368,526)	(2,813,612)
Proceeds from borrowed funds	-	572,737
Repayment of borrowed funds	(3,350,912)	(2,000,000)
Net cash used by financing activities	(7,719,438)	(4,240,875)
Net change in cash and cash equivalents	7,079,745	8,164,965
Cash and cash equivalents at beginning of period	33,866,904	20,885,224
Cash and cash equivalents at end of period	$40,946,649	$29,050,189

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$24,085	$119,281
Transfer of loans to other real estate	$6,259,951	$5,811,130
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,829,813	$2,480,391

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

The Company’s accounting policies are fundamental to management’s discussion and analysis of financial condition and results of operations.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders.

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

The Company has prepared these consolidated financial statements assuming that it will be able to continue as a going concern.  However, the Company has not shown a profit since the first quarter of 2008.  In addition, as of March 31, 2010, the Bank has been classified as under capitalized, pursuant to applicable regulatory guidelines.  As a result of these losses, as well as uncertainties associated with the Company’s ability to increase its capital levels to meet regulatory requirements, the Company’s independent registered public accountants expressed, in their opinion on the Company’s consolidated financial statements as of December 31, 2009, that a substantial doubt exists regarding the Company’s ability to continue as a going concern.  Although management is committed to developing strategies to address these uncertainties, the outcome of these developments cannot be predicted at this time.

(2)	Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management Plans
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to the Company’s financial results, the uncertainty throughout the U.S. banking industry and other matters discussed below, a substantial doubt exists regarding the Company’s ability to continue as a going concern.  Management’s plans in addressing the issues that raise substantial doubt regarding the Company’s ability to continue as a going concern are as follows:

Regulatory Oversight
The Bank is currently operating under heightened regulatory scrutiny and has entered into a Cease and Desist Order (the “Order”) with the Georgia Department of Banking and Finance (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank has submitted reports to the DBF and FDIC as required per the Order.  All aspects of the Order have been adhered to or a plan is in place to reach compliance within a reasonable time frame.  The Bank has formed a Directors Committee to oversee compliance with the Order as well as a Capital Sub-Committee. The Bank has a detailed process in place for monitoring liquidity and capital as well as contingency plans for short term capital needs if they arise.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Adequacy
As of December 31, 2009, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action. To be categorized as “adequately capitalized”, the Bank must maintain minimum Total Risk - based, Tier 1 Risk-based and Tier 1 Leveraged capital ratios of 8%, 4% and 4%, respectively. At December 31, 2009, the Bank’s Total Risk-based, Tier 1 Risk-based and Tier 1 Leveraged capital ratios were 7.8%, 6.6% and 4.6%, respectively, and as a result the Bank became classified as “undercapitalized”.  In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.  As of March 31, 2010, the Bank has been unable to obtain the capital ratios required as part of the Order.  Management continues to work towards implementing the strategies outlined in the capital plan submitted to the DBF and FDIC.

A Capital Restoration Plan has been written that addresses the Bank’s commitment to increase its capital position to a Tier 1 level that would be equal or exceed required capital standards.  The Plan includes the following: balance sheet shrinkage, sale of other real estate, the Capital Sub-Committee offering potential solutions, including several means of raising capital, potential closure and sale of existing branches and other asset reduction options.  The Plan also provides projections for capital levels through 2011.

Operating Losses
The Company incurred a net loss of $7.9 million as of March 31, 2010 and $14.1 million for the year ended December 31, 2009.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, termination of the Senior Executive Retirement Plan, cessation of director fees, and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

Interest reversals on non-performing loans and increases to non-performing and foreclosed assets could continue in 2010 and hinder the Company’s ability to improve net interest income.  While excess liquidity brings comfort to depositors, the Bank earns approximately 25 basis points on the liquidity but pays more on the deposits generating the liquidity causing a negative spread.  Also, increases to the provision for loan losses and further write-down or loss on the sale of other real estate could continue in 2010, which will negatively impact the Company’s ability to generate net income during the year.

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayments on loans, and interest and maturities of investments. The majority of the Bank’s securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss.  If necessary, the Bank has the ability to sell these investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Due to the Bank’s under-capitalized status, the Bank is unable to accept, rollover, or renew any brokered deposits. As the existing brokered deposits mature over the next year, it will create a minor strain on liquidity; therefore, management has initiated several strategies to help alleviate this pressure. The strategies include a local core deposit campaign that has raised over $16 million, sale of other real estate, and reduction in pledging requirements of investment securities.  Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through December 31, 2010.

(3)	Cash and Cash Equivalents
For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(4)	Investment Securities
Investment securities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury securities	$31,113,015	$43,875	$(613)	$31,156,277
Mortgage-backed securities	23,696,435	686,180	(57,703)	24,324,912
States and political subdivisions	1,705,979	89,493	-	1,795,472
Corporate debt securities	500,000	-	(117,494)	382,506
	$57,015,429	$819,548	$(175,810)	$57,659,167
	December 31, 2009
U. S. Treasury securities	$32,160,258	$29,776	$(6,438)	$32,183,596
U. S. Government-sponsored agencies	2,453,498	10,215	-	2,463,713
Mortgage-backed securities	25,254,067	662,414	(47,097)	25,869,384
States and political subdivisions	1,707,632	88,416	-	1,796,048
Corporate debt securities	500,000	-	(130,041)	369,959
	$62,075,455	$790,821	$(183,576)	$62,682,700

Other investments are comprised of the following:
	March 31, 2010	December 31, 2009
Federal Home Loan Bank – Common Stock	$1,441,700	$1,441,700

For the quarter ending March 31, 2010, $24,085 reflects the change in net unrealized gains (net of tax benefit) in other comprehensive income.

The amortized cost and estimated market value of investment securities available for sale at March 31, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Market Value
Due in one year or less	$22,289,741	$22,316,182
Due from one to five years	9,789,253	9,856,125
Due from five to ten years	1,000,000	911,633
Due after ten years	240,000	250,315
Mortgage-backed securities	23,696,435	24,324,912
	$57,015,429	$57,659,167

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross gains and losses on calls and sales of securities for the three months ended March 31, 2010 and March 31, 2009 consist of the following:

	March 31, 2010	March 31, 2009
Gross proceeds on calls of securities	$2,450,000	$4,000,000
Gross losses on impairment of other investments	$-	$(1,706,679)

For the periods presented, the cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method for debt securities and average cost for equity (other investment) securities.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position for the periods ending March 31, 2010 and December 31, 2009, respectively

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2010
U. S. Treasury securities	$(613)	$1,004,219	$-	$-
Mortgage-backed securities	(57,703)	8,725,307	-	-
State and political subdivisions	-	-	-	-
Corporate debt securities	-	-	(117,494)	382,506
Total	$(58,316)	$9,729,526	$(117,494)	$382,506
December 31, 2009
U.S. Treasury securities	$(6,438)	$7,027,813	$-	$-
Mortgage-backed securities	(47,097)	5,804,885	-	-
Corporate debt securities	-	-	(130,041)	369,959
Total	$(53,535)	$12,832,698	$(130,041)	$369,959

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary as of March 31, 2010 and December 31, 2009.  As of March 31, 2010, $54,969,167 of investment securities were pledged to secure public deposits, customer repurchase agreements, Treasury Tax and Loan account, and a federal funds account.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(5)	Loans
Major classifications of loans are summarized as follows:

	March 31, 2010	December 31, 2009
Commercial, financial and agricultural	$31,774,325	$38,933,418
Real estate - mortgage	181,392,799	183,766,583
Real estate - construction	34,562,183	39,534,312
Consumer and other	8,868,178	11,666,527
Tax-exempt	2,960,052	3,116,168
	259,557,537	277,017,008
Less: Allowance for loan losses	(12,003,180)	(7,644,583)
	$247,554,357	$269,372,425

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Butts, Jasper and Henry counties as well as other adjoining counties in Georgia.  Although the Bank has a diversified portfolio, a substantial portion is secured by improved and unimproved real estate and is dependent on the real estate market.

The following is a summary of activity in the allowance for loan losses:

	March 31, 2010	March 31, 2009

Balance at beginning of year	$7,644,583	$8,517,479
Provision charged to expense	6,729,550	555,665
Loans charged off	(2,393,641)	(1,618,366)
Recoveries of loans previously charged off	22,688	28,906
	$12,003,180	$7,483,684

Loans reviewed for impairment totaled $62,770,956 and $48,415,348 at March 31, 2010 and December 31, 2009, respectively.  Allocations of the allowance for loan losses related to impaired loans totaled $7,748,783 and $3,423,803 at March 31, 2010 and December 31, 2009, respectively.  There were no significant amounts of interest income recognized on impaired loans for the quarter ended March 31, 2010 or year ended December 31, 2009.

Loans on nonaccrual status totaled $47,339,387 and $35,234,856 at March 31, 2010 and December 31, 2009, respectively.  Loans past due ninety days or more and still accruing interest totaled $156,885 and $751,168 at March 31, 2010 and December 31, 2009, respectively.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(6)	Other Real Estate Owned
The following is an inventory of other real estate as of March 31, 2010 compared to December 31, 2009:

	March 31, 2010		December 31, 2009
		Carrying		Carrying
	Number	Amount	Number	Amount
1-4 family residences	55	$8,994,168	57	$9,449,871
Residential lots	209	9,296,688	201	9,349,658
Unimproved acres	445	3,367,553	236	1,234,560
Commercial property	11	5,910,865	10	2,793,866
Total other real estate		$27,569,274		$22,827,955

(7)	Capital Adequacy
The Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have implemented substantially identical rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures for credit risk.  Banks and bank holding companies are required to have (i) a minimum ratio of Total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ratio of Tier One capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholder’s equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier One capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier One capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (“PCA”) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution.  The FDIC has adopted regulations implementing PCA which place financial institutions in the following four categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%.  Institutions deemed adequately capitalized are not permitted to accept brokered deposits (unless waived by the FDIC) and have limitations on the interest rates paid on deposit accounts.  Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions.  The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Due to its current condition and results of operation, the Directors of the Company and Bank entered into an informal agreement with the Federal Reserve in the third quarter of 2008, and formal agreements, the Order, with the FDIC, and Department of Banking and Finance in the fourth quarter of 2009. These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality. Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loans losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier One leverage capital ratio of 8% or more, a Tier One risked-based capital ratio of 6% or more, and a Total risked-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. The Bank is presently unable to achieve the Tier One leverage and Total risked-based capital provisions of the agreements but is negotiating for additional capital.

As of March 31, 2010, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action and the Company is considered “under -capitalized”. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

A Capital Restoration Plan has been written that addresses the Bank’s commitment to increase its capital position to a Tier One level that would be equal or exceed required capital standards.  The Plan includes the following: balance sheet shrinkage, sale of other real estate, the Capital Sub-Committee offering potential solutions, including several means of raising capital, potential closure and sale of existing branches and other asset reduction options.  The Plan also provides projections for capital levels through 2011.

As of March 31, 2010, the Bank is considered under capitalized under the regulatory framework for PCA.  As of March 31, 2010 and December 31, 2009 the capital ratios for the Company and the Bank are as follows:

	March 31, 2010		December 31, 2009
	Company	Bank	Company	Bank
Leverage Capital	2.6%	2.8%	4.3%	4.6%
Tier One Risk-Based	3.8%	4.1%	6.1%	6.6%
Total Risk-Based	5.1&	5.4%	7.3%	7.8%

(8)	Fair Value of Financial Instruments
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

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including, discounted cash flows, market value of similar debt, and or fair value of collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed rate loans which are not considered impaired, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Other Real Estate
Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Assets Recorded At Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

	March 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
U.S Treasury Securities	$31,156	$-	$31,156	$-
Mortgage-backed securities	24,325	-	24,325	-
States and political subdivisions	1,795	-	1,795	-
Corporate debt securities	383	-	383	-
Investment securities available for sale	$57,659	$-	$57,659	$-

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$32,184	$-	$32,184	$-
Mortgage-backed securities	28,333	-	28,333	-
States and political subdivisions	1,796	-	1,796	-
Corporate debt securities	370	-	370	-
Investment securities available for sale	$62,683	$-	$62,683	$-

Assets Recorded At Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below at March 31, 2010 and December 31, 2009.

	March 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$62,770	$-	$30,902	$31,868
Other real estate	27,569	-	27,569	-
Total nonrecurring	$90,339	$-	$58,471	$31,868
	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$48,415	$-	$11,695	$36,720
Other real estate	22,828	-	22,828	-
Total nonrecurring	$71,243	$-	$34,523	$36,720

The carrying amount and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
(Amounts in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$40,947	$40,947	$33,867	$33,867
Investment securities	57,659	57,659	62,683	62,683
Other investments	1,442	1,442	1,442	1,442
Loans (net)	247,554	250,839	269,372	273,722
Bank owned life insurance	7,109	7,109	7,043	7,043
Financial liabilities:
Deposits	$367,335	$362,555	$371,704	$367,195
Other borrowed funds	11,543	11,732	14,894	14,993

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

(9)	Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

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

•
The imposition of enforcement orders, capital directives, or other enforcement actions by our regulators, including restrictions and limitations placed on the Bank pursuant to the Cease and Desist Order (“Order”).

•	The ability of the Company to increase capital levels

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission.

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

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

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

Executive Summary
The Company’s total assets at March 31, 2010, were approximately $394.1 million, a decrease of $15.3 million or 3.7% from December 31, 2009.   Net loss for the three months ended March 31, 2010 was $7.9 million, an increase of $6.5 million or 460.9% compared to the loss of $1.4 million for the three months ended March 31, 2009.  Loss per share was $2.43 and $0.43 for the three months ended March 31, 2010 and 2009, respectively.

On October 23, 2009, the Directors of the Company and Bank entered into formal agreements with the FDIC, and DBF.  These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality.  Specifically, the agreements provide for:  Increase board participation in the affairs of the Bank, which includes holding meetings at least monthly and establishing a Directors’ Committee made up of a majority of members who are not officers, to receive reports from management and report to the board; Assess management’s qualifications and ability to comply with the Order and applicable laws and regulations and to operate the Bank in a safe and sound manner; File a capital plan with the FDIC and DBF; Maintain (a) Tier 1 Capital at or above 8% of total assets and (b) total risk-based capital at or above 10% of total risk-weighted assets; Refrain from paying dividends, directors’ fees or bonuses without prior regulatory approval; Perform a risk segmentation analysis on credit concentrations; Charge-off all assets classified as “Loss” and 50% of assets classified as “Doubtful” in any official Report of Exam from the FDIC or the DBF; Maintain an adequate ALLL, review the adequacy of the ALLL and ensure that its policy for determining the adequacy is comprehensive; Formulate a plan to reduce risk exposure for any lines of credit which are adversely classified by the FDIC or the DBF and in the aggregate are $1,000,000 or more as of the date of the examination; Reduce the aggregate balance of assets classified as “Substandard” or “Doubtful” in accordance with a schedule provided in the Order; Restrict extensions of credit to any borrower whose extension of credit has been, in whole or in part, charged-off or adversely classified; Correct all cited violations of regulations and contraventions of policy cited in the Bank’s Report of Examination; Review and, if applicable, revise its written liquidity, contingent funding and asset/liability management plans; Enhance the Bank’s internal loan review program; Obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits; Review and, if necessary, revise its written plan detailing appropriate strategies for managing acquisition, development and construction (ADC) and commercial real estate concentration levels; File a long-term strategic plan with the FDIC and the DBF; and, File progress reports with the FDIC and the DBF.  The order will remain in effect until modified or terminated by the DBF and FDIC.

On January 21, 2010, the board of directors of the Company, appointed Darren M. Cantlay to serve as Chief Financial Officer and Secretary of the Company.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

Financial Condition
The composition of assets and liabilities for the Company is as follows:

	March 31, 2010	December 31, 2009	$ Change	% Change
Assets:
Total cash and cash equivalents	$40,946,649	$33,866,904	$7,079,745	20.90%
Securities available for sale	57,659,167	62,682,700	(5,023,533)	-8.01%
Loans, net	247,554,357	269,372,425	(21,818,068)	-8.10%
Cash surrender value of life insurance	7,109,109	7,043,534	65,575	.93%
Other real estate owned	27,569,274	22,827,955	4,741,319	20.77%
Total assets	394,169,784	409,468,641	(15,298,857)	-3.74%

Liabilities:
Deposits	$367,335,172	$371,703,698	(4,368,526)	-1.18%
Borrowed funds	11,543,331	14,894,243	(3,350,912)	-22.50%
Accrued expenses and other liabilities	5,255,704	4,962,883	292,821	5.90%
Stockholders’ equity	10,035,577	17,907,817	(7,872,240)	-43.96%
Total Liabilities and Stockholder’s equity	394,169,784	409,468,641	(15,298,857)	-3.74%

The financial condition of the Company as of March 31, 2010 shows assets declined $15.3 million or 3.7% and $50.8 million or 11.4% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), increased $2.1 million or 2.1% and $4.1 million or 4.4% from year-end and year-ago periods, respectively.  The increase in liquid assets from year-end is due to a $17.5 million decline in total loans offset by a $4.4 million decline in deposits, a $3.4 million decrease in borrowed funds, and $4.7 million increase in other real estate at March 31, 2010.  The increase in liquid assets from the year-ago period is due to a $51.5 million decline in gross loans partially offset by a $25.4 million decline in total deposits, a $3.7 million decrease in borrowed funds, and a $7.4 million increase in other real estate.  In an effort to preserve capital and reduce wholesale funding, management is actively reducing the balance sheet by shrinking gross loans and using those funds to retire wholesale funding.

Loans
Gross loans decreased $17.5 million or 6.3% and $51.5 million or 16.6% from December 31, 2009 and March 31, 2009, respectively.  Declining loan balances are due to the following:   (1) efforts by management to exit certain borrowing relationships that have become outside the bank’s acceptable risk profile and lowering the level of commercial real estate exposure; (2) foreclosure activity; and (3) loan charge-offs.  For the three months ending March 31, 2010, the Bank foreclosed $6.3 million in other real estate and charged-off $2.4 million in loans.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to decline further in coming quarters.

The allowance for loan losses (ALL) increased $4.4 million or 57.0% and $4.5 million or 60.4% from the year-end and year-ago periods, respectively.  The change in ALL from year-end results from provision expense totaling $6.7 million and $2.4 million in net charge-offs.  The change in ALL from the year-ago period results from $0.6 million in provision expense and $1.6 million in net charge-offs.  As of March 31, 2010, the ALL as a percentage of gross loans (reserve ratio) is 4.62% versus 2.76% and 2.41% as of the year-end and year-ago periods, respectively.   Loan loss provision for the first quarter 2010 was $6.2 million more than the same period last year.  The primary reasons for the increased provision are the number of loans on nonaccrual that have been reviewed for impairment and weakness in the real estate market.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

The following table outlines impaired loans (in thousands):

Impaired loans by loan type:	March 31, 2010	December 31, 2009	March 31, 2009
Commercial, financial & agricultural	$3,197	$2,268	$7,819
Real estate-mortgage	31,288	24,177	18,095
Real estate-construction	27,808	21,595	30,157
Consumer loans	477	375	626
Total impaired loans	$62,770	$48,415	$56,697
Impaired loans in total with no allowance	$31,869	$31,149	$44,266
Allowance for impaired loans	$(7,749)	$(3,423)	$(3,136)

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) is 23.1% at March 31, 2010 versus 15.7% and 13.9% as of the year-end and year-ago periods, respectively.  The increased delinquency ratio from the year-end period is principally due to $12.1 million more loans on nonaccrual and $17.5 million reduction in loans.  Higher delinquency ratios are reflective of the difficulty Bank borrowers face making timely payments and renewing loans in the current economic environment.  Unfortunately, management expects these circumstances to exist over the next several quarters.

As of March 31, 2010, 91 relationships were on nonaccrual.  The following table outlines nonaccrual loans (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Total nonaccrual loans	$47,339	$35,235	$29,409
Nonaccrual loans to gross loans	18.2%	12.7%	9.4%

Management has identified $7.0 million in loans restructured from their original terms.  The result of these trouble debt restructurings is the Bank agreed to forbear on collecting $73,205 in accrued but unpaid interest when the notes matured and were renewed. Of the $7.0 of loans that were restructured, $2.5 million of the troubled debt restructurings are in compliance with the terms of the agreement.  All troubled debt restructurings graded substandard and lower are reviewed for impairment.

The Bank historically attempts to meet the housing needs of its markets.  Following is a table outlining the Bank’s loans on 1-4 family properties (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
1-4 family construction loans	$10,971	$12,231	$54,339
1-4 family mortgages – first lien	65,460	66,662	62,557
1-4 family mortgages – junior lien	17,678	18,049	29,262
Total	$94,109	$96,942	$146,158
Percentage of total loans	36%	35%	47%

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009
As of March 31, 2010, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 20% of the Company’s loan portfolio including unfunded commitments.  As of March  31, 2010, AD&C loans represented 14% of gross loans and commitments versus 15% and 20% as of the prior year-end and the year-ago periods, respectively.  The primary risks of AD&C lending are:

a)
Loans are dependent upon continued strength in demand for residential real estate.  Demand for residential real estate is dependent on favorable real estate mortgage rates and population growth from expanding industry services in the metropolitan Atlanta area;

b)	Loans are concentrated to a limited number of borrowers; and

c)	Loans may be less predictable and more difficult to evaluate and monitor.

Federal Bank Regulatory Agencies issued guidance on Concentration in Commercial Real Estate Lending.  This guidance defines commercial real estate (CRE) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.  Loans for owner occupied CRE are generally excluded from the CRE guidance.

The CRE guidance is triggered where either:

a)	Total loans for construction, land development, and other land represent 100% or more of a Bank’s total risked based capital; or

b)	Total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of a Bank’s total risked based capital.

Banks that are subject to the CRE guidance’s triggers, need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks.  Higher allowances for loan losses and capital levels may also be appropriate.

The following table outlines the Bank’s CRE loans by category and CRE loans as a percent of total risked based capital as of March 31, 2010 and December 31, 2009 (in thousands).
	March 31, 2010		December 31, 2009
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$34,562	36%	$39,534	38%
Land	27,815	30%	33,082	32%
Sub total	62,377	66%	72,616	70%
Multi-family	4,588	5%	4,271	4%
Non-farm, non-residential, non-owner occupied	27,223	29%	27,658	26%
Total	$94,188	100%	$104,545	100%
Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	250%	416%	250%	299%
Construction, development & land, multi-family and non-farm non-residential	375%	627%	375%	431%

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

Other Real Estate
The following is a recap of other real estate activity from December 31, 2009 to March 31, 2010:

Balance as of December 31, 2009	$22,827,955
Improvements	47,328
Write-down	(482,000)
Sale of 11 residential lots	(168,913)
Sale of 7 residential construction properties	(681,047)
Sale of 1 commercial property	(234,000)
Foreclosure on 2 commercial properties	3,351,000
Foreclosure on 8 residential lots and 209 unimproved acres	2,248,936
Foreclosure on 5 residential construction properties	660,015
Balance as of March 31, 2010	$27,569,274

The following is an inventory of other real estate as of March 31, 2010:

		Carrying
	Number	Amount
1-4 family residences	55	$8,994,168
Residential lots	209	9,296,688
Unimproved acres	445	3,367,553
Commercial property	11	5,910,865
Total other real estate		$27,569,274

The Bank foreclosed 15 properties with carrying balances totaling $6.3 million and sold 19 properties with carrying balances totaling $1.1 million from December 31, 2009 to March 31, 2010.  The Bank devotes two seasoned construction lenders to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Deposits
Total deposits decreased $4.4 million or 1.2% and $25.4 million or 6.5% from the year-end and year-ago periods, respectively.  The decline in deposits is principally attributable to the decline in time deposits less than $100k totaling $4.7 million or 4.2% and $37.1 million or 25.8% versus year-end and the year-ago periods, respectively, as well as a reduction in brokered deposits and a reduction in NOW accounts for the period of $10 million related to public funds.  The current period reduction in deposits was partially offset by a core deposit campaign to increase the Demand, Money Market, and Savings accounts.

As of March 31, 2010, brokered deposits totaled $15.6 million and decreased $2.1 million and $30.6 million from the year-end and year-ago periods, respectively.  The Bank is classified as under-capitalized by its regulators, so it cannot accept or renew brokered deposits.  Therefore, management will continue to reduce the level of brokered deposits and thus total assets over the next several quarters.  See Liquidity section for further discussion.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009
Capital Adequacy
The Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have implemented substantially identical rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures for credit risk.  Banks and bank holding companies are required to have (i) a minimum ratio of Total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ratio of Tier One capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholder’s equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier One capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier One capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (“PCA”) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution.  The FDIC has adopted regulations implementing PCA which place financial institutions in the following four categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%.  Institutions deemed adequately capitalized are not permitted to accept brokered deposits (unless waived by the FDIC) and have limitations on the interest rates paid on deposit accounts.  Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions.  The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Due to its current condition and results of operation, the Directors of the Company and Bank entered into an informal agreement with the Federal Reserve in the third quarter of 2008, and formal agreements, the Order, with the FDIC, and Department of Banking and Finance (“DBF”) in the fourth quarter of 2009. These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality. Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loans losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier One leverage capital ratio of 8% or more, a Tier One risked-based capital ratio of 6% or more, and a Total risked-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. The Bank is presently unable to achieve the Tier One leverage and Total risked-based capital provisions of the agreements but is negotiating for additional capital.

As of March 31, 2010, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action and the Company is considered “under -capitalized”. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

A Capital Restoration Plan has been written that addresses the Bank’s commitment to increase its capital position to a Tier One level that would be equal or exceed required capital standards.  The Plan includes the following: balance sheet shrinkage, sale of other real estate, the Capital Sub-Committee offering potential solutions, including several means of raising capital, potential closure and sale of existing branches and other asset reduction options.  The Plan also provides projections for capital levels through 2011.

As of March 31, 2010, the Bank is considered under capitalized under the regulatory framework for PCA.  As of March 31, 2010 the capital ratios for the Company and the Bank are as follows:

	March 31, 2010		December 31, 2009
	Company	Bank	Company	Bank
Leverage Capital	2.6%	2.8%	4.3%	4.6%
Tier One Risk-Based	3.8%	4.1%	6.1%	6.6%
Total Risk-Based	5.1%	5.4%	7.3%	7.8%

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Federal Reserve maintains that a bank holding company must serve as source of financial strength to its subsidiary banks.  As a result, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve requirement, the Company may not deem it advisable to provide such assistance. Similarly, the FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items.  For 2010, dividends paid to the Company from the Bank are not permissible.

Results of Operations – Three months ended March 31, 2010 and 2009

General
 The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

The following table shows the significant components of our operations:

	March 31,
	2010	2009	Change	% change
Interest and dividend income	$3,946,281	$5,573,028	$(1,626,747)	-29.19%
Interest expense	1,793,610	2,760,565	(966,955)	-35.03%
Net interest income	2,152,671	2,812,463	(659,792)	-23.46%
Provision for loan losses	6,729,550	555,665	6,173,885	1111.08%
Noninterest income	256,155	(857,591)	1,113,746	129.87%
Noninterest expense	3,595,396	2,655,598	939,798	35.39%
Net loss	$(7,916,120)	$(1,411,434)	$(6,504,686)	-460.86%
Net loss per share	$(2.43)	$(.43)	$(2.00)	-465.12%

Net Interest Income
For the three months ended March 31, 2010 and 2009, our tax equivalent interest ratios are as follows:

	March 31, 2010	March 31, 2009
Net Interest Margin	2.44%	2.89%
Net Interest Spread	2.33%	2.67%
Yield on Loans	5.45%	6.05%
Yield on Investment Securities	2.18%	4.92%
Cost of Interest Bearing Deposits	2.04%	2.94%
Cost of Borrowed Money	2.95%	3.36%
Cost of Funds	2.05%	2.92%

Net interest income for the three months declined approximately $660,000 or 23.5% from the year-ago period.  This decline is due to carrying $11.7 million more in average nonaccrual loans and $9.7 million more in average other real estate as of March 31, 2010 versus the year-ago period and loans declining $17.5 million or 6.3% in current three month period versus declining $13.3 million or 4.1% in the prior year period.  Also contributing to the net interest income decrease during three month period versus the year-ago period was reversing $112,000 more in interest income from placing loans on nonaccrual status during the period.

The Company’s March 31, 2010, tax equivalent net interest margin of 2.44% decreased 45 basis points from the year-ago period.  The decrease was attributable to lower yield on loans from carrying $47 million in nonaccrual loans and $27.6 million in other real estate as well as the yield on investment securities decreasing 274 basis points.  The decrease in investment security yield was the result of bond sales that took place during 2009 to recognize securities gains and reinvestment at shorter term U.S. Treasury securities to take advantage of a rising rate environment.

Total interest income for the three months declined $1.6 million or 29.2% from the year-ago period.  The yield on earning assets as of March 31, 2010 was 4.38% and declined 120 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 60 basis point drop in loan yield, a 274 basis point decrease in investment portfolio yield, and a 9 basis point increase in yield on federal funds sold and interest bearing deposits. Also contributing to the decline in the yield on earning assets is the increase in loans on nonaccrual of $12.1 million as well as the increase in loans transferred to other real estate.

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

Total interest expense for the three months fell approximately $967,000 or 35.0% from the year-ago period.  The cost of funds as of March 31, 2010 was 2.05% and decreased 87 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 90 basis point decline in the cost of funds on interest bearing deposits and a 41 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended March 31, 2009 results from the Bank repricing both its nonmaturing and maturing time deposits at lower rates.

Provision for Loan Losses
Provision for loan losses for the three months increased $6.2 million or 1,111.1% from the year-ago period.  Refer to comments on ALL adequacy regarding management’s assessment for the provision.

Non-Interest Income
The composition of other non-interest income is as follows:

	For the Three Months Ended March 31,
	2010	2009	Change	% Change
Service charges	$558,028	$565,004	$(6,976)	-1.23%
Investment securities losses	-	(1,706,679)	1,706,679	100.00%
Increase in cash surrender value of life insurance	75,915	75,915	-	-
Other real estate losses	(520,867)	(71,129)	(449,738)	-632.29%
Fixed and repossessed asst (losses) gains	(130,994)	485	(131,479)	-27,109.07%
Other income	274,073	278,813	(4,740)	-1.70%
Total other income	$256,155	$(857,591)	$1,113,746	129.87%

Other income for the three months increased $1.1 million or 130.0% from the year-ago period.  This increase is principally due to the $1.7 million write-off in stock of Silverton Bank, N.A. that occurred in the first quarter of 2009.  Losses on the disposal of other real estate increased approximately $450,000 or 632% from $71,000 to $521,000 from the year ago period.   Secondary Market Fees on mortgage originations declined $40,000, or 54.5%, due to lower mortgage origination volume as demand for mortgage loans declined and underwriting standards became more stringent.

Non-Interest Expense
The composition of other non-interest expense is as follows:

	For the Three Months Ended March 31,
	2010	2009	Change	% Change
Salaries and employee benefits	$1,781,933	$1,010,119	$771,814	76.41%
Occupancy and equipment	352,650	430,544	(77,894)	-18.09%
Other operating	1,460,813	1,214,935	245,878	20.24%
Total other expense	$3,595,396	$2,655,598	$939,798	35.39%

Item 2. Management’s Discussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2010 and 2009

Other noninterest expense for the three months increased approximately $940,000 or 35.4% from the year-ago period.  The increase is predominantly attributable to the reversal of accrued deferred compensation totaling $1 million in the first quarter of 2009.  Salaries and personnel expense has fallen $0.2 million or 11.4%, excluding the reversal of $1 million in accrued deferred compensation, as full-time equivalent employees for the Company have fallen from 123 to 114 or 7.3%.  Occupancy expense is down $78,000 due to the closure of the Lake Oconee office in September 2009.  FDIC insurance premium expense has increased $185,000 or 166.1% to $296,000 as of the current quarter end, due to higher FDIC assessments.  Expenses related to other real estate and collections have increased $157,000 or 44.7% to $510,000 compared to the year-ago period.

Income Taxes
Income tax benefit decreased $155,043 or 100% from the three months ended March 31, 2009.  The decrease from the three months ended March 31, 2009 was attributable to the valuation allowance that was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.  Due to substantial losses incurred during 2008 and 2009 and substantial doubt as to the Company’s ability to utilize the losses to offset taxable income prior to their expiration, no tax benefit was accrued during the quarter.

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of March 31, 2010, the Bank’s liquidity ratio was 16.0% versus 13.3% and 13.9% as of the year-end and the year-ago periods, respectively.  Management continues to build liquidity as loans repay in anticipation of certificate of deposit maturities.

The Bank has a $2 million FHLB advance that may convert to 3 month LIBOR within the next 3 months.  Management believes unless rates change materially, the FHLB will not exercise its right to convert this advance and the advance will extend to its maturity in 2015.  Since year-end, a $2 million advance matured and was repaid.  As of March 31, 2010, the weighted average rate and weighted average maturity of the Bank’s $11 million in outstanding FHLB advances is 3.28% and 61 months, respectively.  FHLB advances are drawn under a $11 million line of credit with FHLB.

The Bank has pledged $36.8 million in eligible commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB).  The availability on this line is $14.7 million.  The line was tested overnight in March 2010.  No other advances occurred during the quarter.

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP).  Provision one of the TLGP allows the FDIC to guaranty the debt issued by financial institutions for liabilities outstanding as of September 30, 2008.  The debt guaranty amount for the Bank is $8.4 million.  Management did not opt out of the debt guarantee program, but decided not to utilize it.  Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  On September 2, 2009, the FDIC approved a rule to finalize the extension of the temporary increase of $250,000 until December 31, 2013.  Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying no more than 0.5% through December 31, 2009.  Management determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two.  In March 2010, the FDIC extended the coverage until December 31, 2010.

McIntosh Bancshares, Inc. and Subsidiaries
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Item 4T – Controls and Procedures
For Period Ended March 31, 2010

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2010, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2009.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on our assessment, we believe that, as of March 31, 2010, the Company’s internal control over financial reporting met those criteria and is effective.

McIntosh Bancshares, Inc. and Subsidiaries
Part II.  Other Information
For Period Ended March 31, 2010

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT INDEX

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

McIntosh Bancshares, Inc. and Subsidiaries
Part II.  Other Information
For Period Ended March 31, 2010

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

McIntosh Bancshares, Inc.

Date:  May 13, 2010

By  /s/ William K. Malone
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  May 13, 2010

By /s/ Darren M. Cantlay
Darren M. Cantlay, Chief Financial Officer
(Principal Financial and Accounting Officer)