Form 10-Q
period 2010-06-30
MCINTOSH BANCSHARES INC /GA/
filed 2010-08-25
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

As of August 4, 2010, 3,252,581 shares of common stock, $1.00 par value, were issued and outstanding.

McIntosh Bancshares, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

June 30, 2010 and December 31, 2009
	June 30,	December 31,
Assets	2010	2009
	(Unaudited)	(Audited)
Cash and due from banks	$1,760,016	$2,152,039
Interest-bearing deposits	40,435,187	31,714,865
Investment securities available for sale	53,820,577	62,682,700
Other investments	1,441,700	1,441,700
Loans	250,695,046	277,017,008
Less: Allowance for loan losses	(11,922,025)	(7,644,583)
Loans, net	238,773,021	269,372,425
Premises and equipment, net	5,720,995	5,933,648
Other real estate	27,388,085	22,827,955
Accrued interest receivable	1,202,554	1,511,334
Bank owned life insurance	4,313,542	7,043,534
Other assets	4,308,808	4,788,441
Total assets	$379,164,485	$409,468,641

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$32,578,365	$29,725,480
Money market and NOW accounts	91,330,720	104,988,658
Savings	19,459,739	17,645,103
Time deposits of $100,000 or more	107,671,639	107,804,523
Time deposits	102,388,056	111,539,934
Total deposits	353,428,519	371,703,698
Borrowed funds	12,453,373	14,894,243
Accrued interest payable and other liabilities	4,099,001	4,962,883
Total liabilities	369,980,893	391,560,824

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, par value $1.00; 25,000,000 shares authorized,
3,252,581 shares issued and outstanding	3,252,581	3,252,581
Surplus	12,653,972	12,614,383
Retained earnings (accumulated deficit)	(6,424,914)	2,613,544
Accumulated other comprehensive (loss)	(298,047)	(572,691)
Total stockholders' equity	9,183,592	17,907,817
Total liabilities and stockholders' equity	$379,164,485	$409,468,641

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
	Three Months		Six Months
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,326,791	$4,422,872	$6,931,715	$9,177,504
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	264,640	678,536	556,573	1,466,649
State, county and municipal	9,711	19,189	27,146	42,749
Other investments	6,852	7,813	15,625	8,809
Federal funds sold and other short-term investments	28,040	15,476	51,256	21,203
Total interest income	3,636,034	5,143,886	7,582,315	10,716,914

Interest expense:
Interest-bearing demand and money market	114,945	78,339	230,596	164,954
Savings	30,403	67,488	58,335	147,951
Time deposits of $100,000 or more	774,294	1,021,464	1,554,584	2,123,453
Other time deposits	705,978	1,339,818	1,475,944	2,704,411
Other	91,615	122,885	191,386	249,790
Total interest expense	1,717,235	2,629,994	3,510,845	5,390,559
Net interest income	1,918,799	2,513,892	4,071,470	5,326,355
Provision for loan losses	820,518	2,170,039	7,550,068	2,725,704
Net interest income (loss) after provision for loan losses	1,098,281	343,853	(3,478,598)	2,600,651

Other income:
Service charges	585,393	590,819	1,143,421	1,155,823
Investment securities gains (losses)	572,100	1,500	572,100	(1,705,179)
Increase in cash surrender value of life insurance	51,979	75,915	127,894	151,830
Other real estate losses	(46,979)	(373,652)	(567,846)	(444,781)
Fixed and repossessed asset gains (losses)	82,176	(986)	(48,818)	(501)
Other income	235,658	291,649	509,731	570,462
Total other income	1,480,327	585,245	1,736,482	(272,346)

Other expenses:
Salaries and employee benefits	1,644,079	1,919,422	3,426,012	2,929,541
Occupancy and equipment	369,195	387,676	721,845	818,220
Other operating	1,687,672	1,358,413	3,148,485	2,573,348
Total other expenses	3,700,946	3,665,511	7,296,342	6,321,109
Loss before income taxes	(1,122,338)	(2,736,413)	(9,038,458)	(3,992,804)
Income tax benefit	-	1,042,905	-	887,862
Net loss	$(1,122,338)	$(1,693,508)	$(9,038,458)	$(3,104,942)

Basic loss and diluted loss per common
share based on average outstanding shares of 3,252,581	$(0.35)	$(0.52)	$(2.78)	$(0.95)

Dividends declared per share of common stock	$-	$-	$-	$-

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)		Three Months		Six Months
	2010	2009	2010	2009
Net earnings (loss)	$(1,122,338)	$(1,693,508)	$(9,038,458)	$(3,104,942)
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of ($1,440), ($157,924), $10,968, and ( $96,476)	(2,795)	(306,558)	21,290	(187,277)
Less: Reclassification adjustment for gains on sale of securities, net of tax of ($194,514)	(377,586)	-	(377,586)	-
Change in unfunded pension liability, net of tax $325,030	630,940	-	630,940	-
Total other comprehensive income (loss)	250,559	(306,558)	274,644	(187,277)
Comprehensive income (loss)	$(871,779)	$(2,000,066)	$(8,763,814)	$(3,292,219)

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
	2010	2009
Cash flows from operating activities:
Net loss	$(9,038,458)	$(3,104,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	440,947	428,635
Gain on sale of securities available for sale	(572,100)	-
Loss on write-off of other investments	-	1,706,679
Provision for loan losses	7,550,068	2,725,704
Stock-based compensation	39,589	39,590
Provision for deferred income tax benefit	-	808,615
Loss on sale and impairment of other real estate	567,846	444,781
(Gain) loss on fixed and repossessed asset	48,818	501
Change in:
Accrued interest receivable and other assets	485,029	3,155,301
Accrued interest payable and other liabilities	92,088	(459,411)
Net cash provided by operating activities	(386,173)	5,745,453

Cash flows from investing activities:
Proceeds from calls, maturities and paydowns of securities available for sale	9,301,237	18,017,450
Proceeds from sales of securities available for sale	15,525,437	-
Proceeds from sales of other real estate	2,715,207	2,754,137
Purchases of securities available for sale	(16,082,467)	(9,790,099)
Proceeds from sales of other investments	-	199,600
Proceeds from cash surrender value of bank owned life insurance	2,840,642	-
Additions to other real estate	(158,627)	(348,189)
Net change in loans	15,364,780	9,197,419
Sale of premises and equipment	(75,688)	-
Purchases of premises and equipment	-	30,741
Net cash provided by investing activities	29,430,521	20,061,059

Cash flows from financing activities:
Net change in deposits	(18,275,179)	(18,619,591)
Proceeds from borrowed funds	559,130	480,842
Repayment of borrowed funds	(3,000,000)	(2,000,000)
Net cash used by financing activities	(20,716,049)	(20,138,749)
Net change in cash and cash equivalents	8,328,299	5,667,763
Cash and cash equivalents at beginning of period	33,866,904	20,885,224
Cash and cash equivalents at end of period	$42,195,203	$26,552,987

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(356,296)	$(187,277)
Change in unfunded pension liability	$630,940	$-
Transfer of loans to other real estate	$8,145,556	$5,667,763
Financed sales of other real estate	$461,000	$996,733
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,541,937	$5,262,557

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

The Company has prepared these consolidated financial statements assuming that it will be able to continue as a going concern.  However, the Company has not shown a profit since the first quarter of 2008.  In addition, as of June 30, 2010, the Bank has been classified as “significantly undercapitalized”, pursuant to applicable regulatory guidelines.  As a result of these losses, as well as uncertainties associated with the Company’s ability to increase its capital levels to meet regulatory requirements, the Company’s independent registered public accountants expressed, in their opinion on the Company’s consolidated financial statements as of December 31, 2009, that a substantial doubt exists regarding the Company’s ability to continue as a going concern.  Although management is committed to developing strategies to address these uncertainties, the outcome of these developments cannot be predicted at this time.

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

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Adequacy
As of December 31, 2009, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action. To be categorized as “adequately capitalized”, the Bank must maintain minimum Total Risk - based, Tier 1 Risk-based and Tier 1 Leveraged capital ratios of 8%, 4% and 4%, respectively. At December 31, 2009, the Bank’s Total Risk-based, Tier 1 Risk-based and Tier 1 Leveraged capital ratios were 7.8%, 6.6% and 4.6%, respectively, and as a result the Bank became classified as “undercapitalized”.  As of June 30, 2010, the Bank is classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.  As of June 30, 2010, the Bank has been unable to obtain the capital ratios required as part of the Order.  Management continues to work towards implementing the strategies outlined in the capital plan submitted to the DBF and FDIC.

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

Operating Losses
The Company incurred a net loss of $9.0 million as of June 30, 2010 and $14.1 million for the year ended December 31, 2009.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, termination of the Senior Executive Retirement Plan, cessation of director fees, curtailment of the Company’s pension plan and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

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

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayments on loans, and interest and maturities of investments. The majority of the Bank’s securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss.  If necessary, the Bank has the ability to sell these investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Due to the Bank’s significantly undercapitalized status, the Bank is unable to accept, rollover, or renew any brokered deposits. As the existing brokered deposits mature over the next year, it will create a minor strain on liquidity; therefore, management has initiated several strategies to help alleviate this pressure. The strategies include a local core deposit campaign that has raised over $21 million in new deposits, sale of other real estate, liquidation of our bank owned life insurance, and a reduction in pledging requirements of investment securities.  Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through December 31, 2010.

(3)	Cash and Cash Equivalents
For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and Federal Funds sold.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(4)	Investment Securities
Investment securities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury securities	$28,068,097	58,309	-	28,126,406
Mortgage-backed securities	25,185,077	146,402	(51,188)	25,280,291
Corporate debt securities	500,000	-	(86,120)	413,880
	$53,753,174	204,711	(137,308)	53,820,577

	December 31, 2009
U. S. Treasury securities	$32,160,258	29,776	(6,438)	32,183,596
U. S. Government-sponsored agencies	2,453,498	10,215	-	2,463,713
Mortgage-backed securities	25,254,067	662,414	(47,097)	25,869,384
States and political subdivisions	1,707,632	88,416	-	1,796,048
Corporate debt securities	500,000	-	(130,041)	369,959
	$62,075,455	790,821	(183,576)	62,682,700

Other investments are comprised of the following:
	June 30, 2010	December 31, 2009
Federal Home Loan Bank – Common Stock	$1,441,700	1,441,700

For the six months and three months ending June 30, 2010, ($356,296) and ($380,381) reflects the change in net unrealized gains (net of tax benefit) in other comprehensive income, respectively.

The amortized cost and estimated market value of investment securities available for sale at June 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Market Value
Due in one year or less	$28,068,097	28,126,406
Due from one to five years	-	-
Due from five to ten years	500,000	413,880
Due after ten years	-	-
Mortgage-backed securities	25,185,077	25,280,291
	$53,753,174	53,820,577

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross gains and losses on calls and sales of securities for the three months ended June 30, 2010 and June 30, 2009 consist of the following:

	June 30, 2010	June 30, 2009
Gross proceeds on calls of securities	$-	7,150,000
Gross gains on calls of securities	-	-
Gross proceeds on sales of securities	15,525,437	-
Gross gains on sales of securities	572,100	-

For the periods presented, the cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method for debt securities and average cost for equity (other investment) securities.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position for the periods ending June 30, 2010 and December 31, 2009, respectively

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2010
Mortgage-backed securities	$(44,849)	4,962,890	(6,339)	642,853
Corporate debt securities	-	-	(86,120)	413,880
Total	$(44,849)	4,962,890	(92,459)	1,056,733
December 31, 2009
U.S. Treasury securities	$(6,438)	7,027,813	-	-
Mortgage-backed securities	(47,097)	5,804,885	-	-
Corporate debt securities	-	-	(130,041)	369,959
Total	$(53,535)	12,832,698	(130,041)	369,959

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary as of June 30, 2010 and December 31, 2009.  As of June 30, 2010, $48,867,363 of investment securities were pledged to secure public deposits, customer repurchase agreements, Treasury Tax and Loan account, and a federal funds account.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(5)	Loans
Major classifications of loans are summarized as follows:
	June 30, 2010	December 31, 2009
Commercial, financial and agricultural	$28,566,887	$38,933,418
Real estate - mortgage	179,961,447	183,766,583
Real estate - construction	29,268,266	39,534,312
Consumer and other	9,978,552	11,666,527
Tax-exempt	2,919,894	3,116,168
	250,695,046	277,017,008
Less: Allowance for loan losses	(11,922,025)	(7,644,583)
	$238,773,021	$269,372,425

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Butts, Jasper and Henry counties as well as other adjoining counties in Georgia.  Although the Bank has a diversified portfolio, a substantial portion is secured by improved and unimproved real estate and is dependent on the real estate market.

The following is a summary of activity in the allowance for loan losses:

	June 30, 2010	June 30, 2009
Balance at beginning of year	$7,644,583	$8,517,479
Provision charged to expense	7,550,068	2,725,704
Loans charged off	(3,310,702)	(3,096,607)
Recoveries of loans previously charged off	38,076	54,205
	$11,922,025	$8,200,781

Impairment loans totaled $50,653,048 and $35,439,381 at June 30, 2010 and December 31, 2009, respectively.  Allocations of the allowance for loan losses related to impaired loans totaled $6,021,385 and $1,461,276 at June 30, 2010 and December 31, 2009, respectively.  There were no significant amounts of interest income recognized on impaired loans for the quarter ended June 30, 2010 or year ended December 31, 2009.

Loans on nonaccrual status totaled $49,983,303 and $35,234,856 at June 30, 2010 and December 31, 2009, respectively.  Loans past due ninety days or more and still accruing interest totaled $3,804,961 and $751,168 at June 30, 2010 and December 31, 2009, respectively.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(6)	Other Real Estate Owned
The following is an inventory of other real estate as of June 30, 2010 compared to December 31, 2009:

	June 30, 2010		December 31, 2009
		Carrying		Carrying
	Number	Amount	Number	Amount
1-4 family residences	53	$8,991,329	60	$10,261,960
Residential lots	148	3,473,622	151	3,562,316
Unimproved acres	370	3,175,469	191	1,864,135
Commercial property	23	11,747,665	15	7,139,544
Total other real estate		$27,388,085		$22,827,955

(7)	Pension Plan
Effective June 5, 2010, the Company froze the McIntosh Bancshares, Inc. Defined Benefit Pension Plan (the Plan).  Freezing the Plan means that employees will not receive any additional service credit or accrue any additional benefits under the Plan on or after the freeze date, and no additional employees of the Company will be permitted to become participants in the Plan on or after the freeze date.

The Company’s consulting actuaries re-measured the projected benefit obligation to determine the effect that curtailment had on the accrued pension liability which is recognized in other comprehensive income.  The curtailment of the plan reduced the unfunded pension liability by approximately $955,000 and increased other comprehensive income by approximately $631,000, net of deferred income taxes.

The following sets forth the funded status of the Plan and the amounts included in the accompanying balance sheet:

	June 30, 2010	December 31, 2009
Actuarial present value of projected benefit obligation	$3,294,127	$4,238,009
Fair value of assets held in the plan	$1,670,758	$1,658,671
Unfunded excess of projected benefit obligation over plan assets	1,623,369	2,579,339
Less accrued pension costs	(1,104,380)	(1,104,380)
Accrued pension liability recognized in other comprehensive income	$518,989	$1,474,959

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(8)	Shareholders Equity
On June 10, 2010 the Company filed an 8-K related to the amendment of the Atricles of Incorporation.  On June 7, 2010, the Company filed with the Secretary of State of Georgia, Articles of Amendment to the Company’s Articles of Incorporation which authorized additional capital stock, increasing the number of authorized common stock from ten million shares to twenty-five million shares.  The amendment also changed  the par value of the common stock from $2.50 per share to $1.00 per share.  The amendment was approved by the shareholders of the Company by a greater than two-thirds affirmative vote at the annual meeting held on May 20, 2010.

(9)	Capital Adequacy
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

As of June 30, 2010, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action and the Company is considered “significantly undercapitalized”. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

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

As of June 30, 2010, the Bank is considered significantly undercapitalized under the regulatory framework for PCA.  As of June 30, 2010 and December 31, 2009 the capital ratios for the Company and the Bank are as follows:

	June 30, 2010		December 31, 2009
	Company	Bank	Company	Bank
Leverage Capital	2.5%	2.7%	4.3%	4.6%
Tier One Risk-Based	3.6%	3.9%	6.1%	6.6%
Total Risk-Based	4.9%	5.2%	7.3%	7.8%

(10)	Fair Value of Financial Instruments
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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including, discounted cash flows, market value of similar debt, and or fair value of collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded At Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

	June 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
U.S Treasury Securities	$28,126	28,126	-	-
Mortgage-backed securities	25,280	-	25,280	-
Corporate debt securities	414	-	414	-
Investment securities available for sale	$53,820	28,126	25,694	-

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$32,184	32,184	-	-
Mortgage-backed securities	28,333	-	28,333	-
States and political subdivisions	1,796	-	1,796	-
Corporate debt securities	370	-	370	-
Investment securities available for sale	$62,683	32,184	30,499	-

The U.S. Treasury securities are individually priced and should have been classified as Level 1 at December 31, 2009.  The table above reflects the change.

Assets Recorded At Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below at June 30, 2010 and December 31, 2009.

	June 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$44,632	-	13,960	30,672
Other real estate	27,388	-	27,388	-
Total nonrecurring	$72,020	-	41,348	30,672
	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$33,978	-	2,853	31,125
Other real estate	22,828	-	22,828	-
Total nonrecurring	$56,806	-	25,681	31,125

The carrying amount and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$42,195	42,195	33,867	33,867
Investment securities	53,821	53,821	62,683	62,683
Other investments	1,442	1,442	1,442	1,442
Loans (net)	238,773	243,484	269,372	273,722
Bank owned life insurance	4,314	4,314	7,043	7,043
Financial liabilities:
Deposits	$353,429	351,157	371,704	367,195
Other borrowed funds	12,453	12,764	14,894	14,993

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

(11)	Recent Accounting Pronouncements
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

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset ("ASU No. 2010-18).  ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  ASU 2010-18 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

FASB ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures that facilitate financial statement users' evaluation of the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements other than the new disclosures required by the ASU.

Item 2-Management's Disussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

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

•	The ability of the Company to increase capital levels to meet the requirements of the Order.
•	The ability of the Company to maintain adequate liquidity levels to fund its operations

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

Critical Accounting Policies
Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank’s allowance for loan losses, the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans, and the valuation of deferred taxes as critical accounting policies.

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of each quarter-end. Management’s judgment as to the amount of the allowance for loan losses, including the allocated and unallocated elements, is a result of ongoing review of lending relationships, the overall risk characteristics of the portfolio segments, changes in the character or size of the portfolio segments, the level of impaired or nonperforming loans, historical net charge-off experience, prevailing economic conditions and other relevant factors. Loans are charged off to the extent they are deemed to be uncollectible. The allowance for loan losses level is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the timing of collecting nonperforming loans. Such estimates may be subject to frequent adjustments by management and reflected in the provision for loan losses in the periods in which they become known.

Item 2-Management's Disussion and Analysis

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

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

Executive Summary
The Company’s total assets at June 30, 2010, were approximately $379.2 million, a decrease of $30.3 million or 7.4% from December 31, 2009.   Net loss for the six months ended June 30, 2010 was $9.0 million, an increase of $5.9 million or 191.1% compared to the loss of $3.1 million for the six months ended June 30, 2009.  For the three months ended June 30, 2010 and 2009 the loss was $1.1 million or a decrease of $571,000 or 33.7% compared to a loss of $1.7 million, respectively.   Loss per share was $2.78 and $0.95 for the six months and $0.35 and $0.52 for the three months ended June 30, 2010 and 2009, respectively.

On October 23, 2009, the Directors of the Company and Bank entered into formal agreements with the FDIC, and DBF.  These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality.  Specifically, the agreements provide for:  Increase board participation in the affairs of the Bank, which includes holding meetings at least monthly and establishing a Directors’ Committee made up of a majority of members who are not officers, to receive reports from management and report to the board; Assess management’s qualifications and ability to comply with the Order and applicable laws and regulations and to operate the Bank in a safe and sound manner; File a capital plan with the FDIC and DBF; Maintain (a) Tier 1 Capital at or above 8% of total assets and (b) total risk-based capital at or above 10% of total risk-weighted assets; Refrain from paying dividends, directors’ fees or bonuses without prior regulatory approval; Perform a risk segmentation analysis on credit concentrations; Charge-off all assets classified as “Loss” and 50% of assets classified as “Doubtful” in any official Report of Exam from the FDIC or the DBF; Maintain an adequate allowance for loan losses, review the adequacy of the allowance for loan losses and ensure that its policy for determining the adequacy is comprehensive; Formulate a plan to reduce risk exposure for any lines of credit which are adversely classified by the FDIC or the DBF and in the aggregate are $1,000,000 or more as of the date of the examination; Reduce the aggregate balance of assets classified as “Substandard” or “Doubtful” in accordance with a schedule provided in the Order; Restrict extensions of credit to any borrower whose extension of credit has been, in whole or in part, charged-off or adversely classified; Correct all cited violations of regulations and contraventions of policy cited in the Bank’s Report of Examination; Review and, if applicable, revise its written liquidity, contingent funding and asset/liability management plans; Enhance the Bank’s internal loan review program; Obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits; Review and, if necessary, revise its written plan detailing appropriate strategies for managing acquisition, development and construction (ADC) and commercial real estate concentration levels; File a long-term strategic plan with the FDIC and the DBF; and, File progress reports with the FDIC and the DBF.  The order will remain in effect until modified or terminated by the DBF and FDIC.

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

On January 21, 2010, the board of directors of the Company, appointed Darren M. Cantlay to serve as Chief Financial Officer and Secretary of the Company.

On May 26, 2010, the Company released the results of the actions taken at the annual shareholders meeting that took place on May 20, 2010.

On June 10, 2010 the Company filed an 8-K related to the amendment of the Atricles of Incorporation.  On June 7, 2010, the Company filed with the Secretary of State of Georgia Articles of Amendment to the Company’s Articles of Incorporation which authorized additional capital stock, increasing the number of authorized common stock from ten million shares to twenty-five million shares.  The amendment also changed  the par value of the common stock from $2.50 per share to $1.00 per share.  The amendment was approved by the shareholders of the Company by a greater than two-thirds affirmative vote at the annual meeting held on May 20, 2010.

Financial Condition
The composition of assets and liabilities for the Company is as follows:

	June 30, 2010	December 31, 2009	$ Change	% Change
Assets:
Total cash and cash equivalents	$42,195,203	33,866,904	8,328,299	24.59%
Securities available for sale	53,820,577	62,682,700	(8,862,123)	-14.14%
Loans, net	238,773,021	269,372,425	(30,599,404)	-11.36%
Cash surrender value of life insurance	4,313,542	7,043,534	(2,729,992)	-38.76%
Other real estate owned	27,388,085	22,827,955	4,560,130	19.98%
Total assets	379,164,485	409,468,641	(30,304,156)	-7.40%

Liabilities:
Deposits	$353,428,519	371,703,698	(18,275,179)	-4.92%
Borrowed funds	12,453,373	14,894,243	(2,440,870)	-16.39%
Accrued expenses and other liabilities	4,099,001	4,962,883	(863,882)	-17.41%
Stockholders’ equity	9,183,592	17,907,817	(8,724,225)	-48.72%
Total Liabilities and Stockholder’s equity	379,164,485	409,468,641	(30,304,156)	-7.40%

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

The financial condition of the Company as of June 30, 2010 shows assets declined $30.3 million or 7.4% and $48.1 million or 11.3% from year-end and the year-ago periods, respectively.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), decreased $0.5 million or 0.6% and increased $7.4 million or 8.3% from year-end and year-ago periods, respectively.  The decrease in liquid assets from year-end is due to a $26.3 million decline in gross loans offset by a $18.3 million decline in deposits, a $2.4 million decrease in borrowed funds, and $4.6 million increase in other real estate at June 30, 2010.  The increase in liquid assets from the year-ago period is due to a $53.5 million decline in gross loans partially offset by a $23.6 million decline in total deposits, a $2.7 million decrease in borrowed funds, and a $7.6 million increase in other real estate.  In an effort to preserve capital and reduce wholesale funding, management is actively reducing the balance sheet by shrinking gross loans and using those funds to retire wholesale funding.

Loans
Gross loans decreased $26.3 million or 9.5% from December 31, 2009.  Declining loan balances are due to the following:   (1) efforts by management to exit certain borrowing relationships that have become outside the bank’s acceptable risk profile and lowering the level of commercial real estate exposure; (2) foreclosure activity; and (3) loan charge-offs.  For the six months ending June 30, 2010, the Bank foreclosed $8.1 million in other real estate and charged-off $3.3 million in loans.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to decline further in coming quarters.

The allowance for loan losses increased $4.3 million or 56.0% from the year-end.  The change in allowance for loan losses from year-end results from provision expense totaling $7.6 million and $3.3 million in net charge-offs.  As of June 30, 2010, the allowance for loan losses as a percentage of gross loans (reserve ratio) is 4.76% versus 2.76% as of year-end.   Loan loss provision for the six months 2010 was $4.8 million more than the same period last year.  The primary reasons for the increased provision are the number of loans on nonaccrual that have been reviewed for impairment and weakness in the real estate market.

The following table outlines impaired loans:

(In Thousands)
Impaired loans by loan type:	June 30, 2010	December 31, 2009
Commercial, financial & agricultural	$2,778	1,788
Real estate-mortgage	24,204	15,583
Real estate-construction	23,332	17,928
Consumer loans	339	140
Total impaired loans	$50,653	35,439
Impaired loans in total with no allowance	$30,672	31,125
Allowance for impaired loans	$6,021	1,461

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 22.55% at June 30, 2010 versus 15.66% as of year-end.  The increased delinquency ratio from the year-end period is principally due to $14.7 million more loans on nonaccrual and $26.3 million reduction in loans.  Higher delinquency ratios are reflective of the difficulty Bank borrowers face making timely payments and renewing loans in the current economic environment.  Unfortunately, management expects these circumstances to exist over the next several quarters.

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

As of June 30, 2010, 90 relationships were on nonaccrual.  The following table outlines nonaccrual loans (in thousands):

(In Thousands)	June 30, 2010	December 31, 2009
Total nonaccrual loans	$49,983	$35,235
Nonaccrual loans to gross loans	19.9%	12.7%

Management has identified $12.2 million in loans restructured from their original terms.  The result of these trouble debt restructurings is the Bank agreed to forbear on collecting $73.2 thousand in accrued but unpaid interest when the notes matured and were renewed. Of the $12.2 of loans that were restructured, $4.6 million of the troubled debt restructurings are in compliance with the terms of the agreement.  All troubled debt restructurings graded substandard and lower are reviewed for impairment.

The Bank historically attempts to meet the housing needs of its markets.  Following is a table outlining the Bank’s loans on 1-4 family properties (in thousands):

	June 30, 2010	December 31, 2009
1-4 family construction loans	11,316	12,231
1-4 family mortgages – first lien	59,926	66,662
1-4 family mortgages – junior lien	16.884	18,049
Total	88,126	96,942
Percentage of total loans	35%	35%

As of June 30, 2010, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 20% of the Company’s loan portfolio including unfunded commitments.  As of June 30, 2010, AD&C loans represented 12% of gross loans and commitments versus 15% and 18% as of the prior year-end and the year-ago periods, respectively.  The primary risks of AD&C lending are:

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

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

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

The following table outlines the Bank’s CRE loans by category and CRE loans as a percent of total risked based capital as of June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010		December 31, 2009
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$29,268	31%	$39,534	38%
Land	29,671	31%	33,082	32%
Sub total	58,939	62%	72,616	70%
Multi-family	4,545	5%	4,271	4%
Non-farm, non-residential, non-owner occupied	30,810	33%	27,658	26%
Total	$94,294	100%	$104,545	100%
Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	250%	429%	250%	299%
Construction, development & land, multi-family and non-farm non-residential	375%	672%	375%	431%

Other Real Estate
The following is a recap of other real estate activity from December 31, 2009 to June 30, 2010:

Balance as of December 31, 2009	$22,827,955
Improvements	158,627
Write-down	(482,000)
Sale of 11 residential lots and 25 acres of unimproved land	(302,023)
Sale of 19 residential construction properties	(2,726,030)
Sale of 1 commercial property	(234,000)
Foreclosure on 8 commercial properties	4,842,121
Foreclosure on 8 residential lots and 209 unimproved acres	2,050,265
Foreclosure on 11 residential construction properties	1,253,170
Balance as of June 30, 2010	$27,388,085

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

The following is an inventory of other real estate as of June 30, 2010:

		Carrying
	Number	Amount
1-4 family residences	53	$8,991,329
Residential lots	148	3,473,622
Unimproved acres	370	3,175,469
Commercial property	23	11,747,665
Total other real estate		$27,388,085

The Bank foreclosed 27 properties with carrying balances totaling $8.1 million and sold 31 properties with carrying balances totaling $3.3 million from December 31, 2009 to June 30, 2010.  The Bank devotes two seasoned construction lenders to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Deposits
Total deposits decreased $18.3 million or 4.9% from year-end.  The decline in deposits is principally attributable to the decline in time deposits less than $100,000 totaling $9.2 million or 8.2% versus year-end, as well as a reduction in brokered deposits and a reduction in NOW accounts of $12.0 million from year-end.  The current period reduction in deposits was partially offset by a core deposit campaign to increase the Demand, Money Market, and Savings accounts.

As of June 30, 2010, brokered deposits totaled $13.1 million and decreased $4.5 million from year-end.  The Bank is classified as significantly undercapitalized by its regulators, so it cannot accept or renew brokered deposits.  Therefore, management will continue to reduce the level of brokered deposits and thus total assets over the next several quarters.  See Liquidity section for further discussion.

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

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

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

As of June 30, 2010, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action and the Company is considered “significantly undercapitalized”. In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

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

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

As of June 30, 2010, the Bank is considered significantly undercapitalized under the regulatory framework for PCA.  As of June 30, 2010 the capital ratios for the Company and the Bank are as follows:

	June 30, 2010		December 31, 2009
	Company	Bank	Company	Bank
Leverage Capital	2.5%	2.7%	4.3%	4.6%
Tier One Risk-Based	3.6%	3.9%	6.1%	6.6%
Total Risk-Based	4.9%	5.2%	7.3%	7.8%

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

Results of Operations – Six and three months ended June 30, 2010 and 2009

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

The following table shows the significant components of our operations:

	For the three months ended June 30,
	2010	2009	Change	% change
Interest and dividend income	$3,636,034	5,143,886	(1,507,852)	-29.31%
Interest expense	1,717,235	2,629,994	(912,759)	-34.71%
Net interest income	1,918,799	2,513,892	(595,093)	-23.67%
Provision for loan losses	820,518	2,170,039	(1,349,521)	-62.19%
Noninterest income	1,480,327	585,245	895,082	152.94%
Noninterest expense	3,700,946	3,665,511	35,435	0.97%
Net loss, before income tax benefit	1,122,338	2,736,413	(1,614,075)	-58.99%
Net loss	1,122,338	1,693,508	(571,170)	-33.73%
Net loss per share	0.35	0.52	(0.17)	-32.69%

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

	For the six months ended June 30,
	2010	2009	Change	% change
Interest and dividend income	$7,582,315	10,716,914	(3,134,599)	-29.25%
Interest expense	3,510,845	5,390,559	(1,879,714)	-34.87%
Net interest income	4,071,470	5,326,355	(1,254,885)	-23.56%
Provision for loan losses	7,550,068	2,725,704	4,824,364	177.00%
Noninterest income (loss)	1,736,482	(272,346)	2,008,828	-737.60%
Noninterest expense	7,296,342	6,321,109	975,233	15.43%
Net loss, before income tax benefit	9,038,458	3,992,804	5,045,654	126.37%
Net loss	9,038,458	3,104,942	5,933,516	191.10%
Net loss per share	2.78	0.95	1.83	191.58%

Net Interest Income
For the three months ended June 30, 2010 and 2009, our tax equivalent interest ratios are as follows:

	June 30, 2010	June 30, 2009
Net Interest Margin	2.49%	2.57%
Net Interest Spread	2.72%	2.32%
Yield on Loans	5.28%	5.78%
Yield on Investment Securities	2.00%	4.66%
Cost of Interest Bearing Deposits	1.99%	2.83%
Cost of Borrowed Money	3.09%	3.27%
Cost of Funds	2.03%	2.84%

For the six months ended June 30, 2010 and 2009, our tax equivalent interest ratios are as follows:

	June 30, 2010	June 30, 2009
Net Interest Margin	2.58%	2.74%
Net Interest Spread	2.91%	2.49%
Yield on Loans	5.37%	5.92%
Yield on Investment Securities	2.07%	4.80%
Cost of Interest Bearing Deposits	2.02%	2.89%
Cost of Borrowed Money	3.01%	3.32%
Cost of Funds	2.04%	2.88%

Net interest income for the three months declined approximately $595,000 million or 23.7% from the year-ago period.  This decline is due to carrying $14.7 million more in average nonaccrual loans and $6.6 million more in average other real estate as of June 30, 2010 versus the year-ago period and loans declining $8.9 million or 3.4% in current three month period versus declining $6.8 million or 2.2% in the prior year period.  Also contributing to the net interest income change during three month period versus the year-ago period was reversing $38,000 less in interest income from placing loans on nonaccrual status during the period.

Net interest income for the six months declined approximately $1.3 million or 23.6% from the year-ago period.  This decline is due to carrying $13.2 million more in average nonaccrual loans and $8.1 million more in average other real estate as of June 30, 2010 versus the year-ago period and loans declining $26.3 million or 9.5% in current six month period versus declining $20.1 million or 6.2% in the prior year period.  Also contributing to the net interest income decrease during six month period versus the year-ago period was reversing $144,000 more in interest income from placing loans on nonaccrual status during the period.

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

For the three months ended June 30, 2010, the Company’s tax equivalent net interest margin of 2.49% decreased 8 basis points from the year-ago period.  The decrease was attributable to lower yield on loans from carrying $50.0 million in nonaccrual loans and $27.4 million in other real estate as well as the yield on investment securities decreasing 266 basis points.  The decrease in investment security yield was the result of bond sales that took place during 2009 to recognize securities gains and reinvestment at shorter term U.S. Treasury securities to position the portfolio for a rising rate environment.

For the six months ended June 30, 2010, the Company’s tax equivalent net interest margin of 2.58% decreased 16 basis points from the year-ago period.  The decrease was attributable to lower yield on loans from carrying $50.0 million in nonaccrual loans and $27.4 million in other real estate as well as the yield on investment securities decreasing 273 basis points.  The decrease in investment security yield was the result of bond sales that took place during 2009 to recognize securities gains and reinvestment at shorter term U.S. Treasury securities to position the portfolio for a rising rate environment.

Total interest income for the three months declined $1.5 million or 29.3% from the year-ago period.  The yield on earning assets for the quarter ended June 30, 2010 was 4.78% and declined 41 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 50 basis point drop in loan yield, a 266 basis point decrease in investment portfolio yield, and a 9 basis point increase in yield on federal funds sold and interest bearing deposits. Also contributing to the decline in the yield on earning assets is the increase in loans on nonaccrual of $50.0 million as well as the increase in loans transferred to other real estate.

Total interest income for the six months declined $3.1 million or 29.3% from the year-ago period.  The yield on earning assets for the six months ended June 30, 2010 was 4.98% and declined 43 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 55 basis point drop in loan yield, a 273 basis point decrease in investment portfolio yield, and a 9 basis point increase in yield on federal funds sold and interest bearing deposits. Also contributing to the decline in the yield on earning assets is the increase in loans on nonaccrual of $50.0 million as well as the increase in loans transferred to other real estate.

Total interest expense for the three months fell approximately $913,000 or 34.7% from the year-ago period.  The cost of funds for the quarter ended June 30, 2010 was 2.03% and decreased 81 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 84 basis point decline in the cost of funds on interest bearing deposits and a 18 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended June 30, 2010 results from the Bank repricing both its nonmaturing and maturing time deposits at lower rates.  The Bank has focused on utilizing lower cost local deposits to replace the wholesale deposits as they have matured.

Total interest expense for the six months fell approximately $1.9 million or 34.9% from the year-ago period.  The cost of funds as of June 30, 2010 was 2.04% and decreased 84 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 87 basis point decline in the cost of funds on interest bearing deposits and a 31 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the six months ended June 30, 2010 results from the Bank repricing both its nonmaturing and maturing time deposits at lower rates as well as a reduction in wholesale funding of $27.1 million.

Provision for Loan Losses
Provision for loan losses decreased for the three months $1.3 million or 62.2% and increased for the six months $4.8 million or 177.0% from the year-ago period.  Refer to comments on allowance for loan losses adequacy regarding management’s assessment for the provision.

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

Non-Interest Income
The composition of other non-interest income is as follows:

	For the Three Months Ended June 30,
	2010	2009	Change	% Change
Service charges	$585,393	590,819	(5,426)	-0.92%
Investment securities gains (losses)	572,100	1,500	570,600	38040.00%
Increase in cash surrender value of life insurance	51,979	75,915	(23,936)	-31.53%
Other real estate losses	(46,979)	(373,652)	326,673	-87.43%
Fixed and repossessed asset (losses) gains	82,176	(986)	83,162	8434.28%
Other income	235,658	291,649	(55,991)	-19.2%
Total other income	$1,480,327	585,245	895,082	152.94%

	For the Six Months Ended June 30,
	2010	2009	Change	% Change
Service charges	$1,143,421	1,155,823	(12,402)	-1.07%
Investment securities gains (losses)	572,100	(1,705,179)	2,277,279	133.55%
Increase in cash surrender value of life insurance	127,894	151,830	(23,936)	-15.77%
Other real estate losses	(567,846)	(444,781)	(123,065)	27.67%
Fixed and repossessed asset (losses) gains	(48,818)	(501)	(48,317)	9644.11%
Other income	509,731	570,462	(60,731)	-10.65%
Total other income	$1,736,482	(272,346)	2,008,828	737.60%

Other income for the three months increased $895,000 or 152.9% from the year-ago period.  This increase is principally due to the $572,000 gain on sale of investment securities that occurred in the second quarter of 2010.  Losses on the disposal of other real estate decreased approximately $327,000 or 87.4% from $374,000 to $47,000 from the year ago period.   Secondary Market Fees on mortgage originations declined $98,000, or 75.9%, due to lower mortgage origination volume as demand for mortgage loans declined and underwriting standards became more stringent.

Other income for the six months increased $2.0 million or 737.6% from the year-ago period.  This increase is principally due to the $1.7 million write-off in stock of Silverton Bank, N.A. that occurred in the first quarter of 2009 and the $572,000 gain on sale of investment securities in 2010.  Losses on the disposal of other real estate increased approximately $123,000 or 27.67% from $445,000 to $568,000 from the year ago period.   Secondary Market Fees on mortgage originations declined $138,000, or 68.2%, due to lower mortgage origination volume as demand for mortgage loans declined and underwriting standards became more stringent.

Non-Interest Expense
The composition of other non-interest expense is as follows:

	For the Three Months Ended June 30,
	2010	2009	Change	% Change
Salaries and employee benefits	$1,644,079	1,919,422	(275,343)	-14.35%
Occupancy and equipment	369,195	387,676	(18,481)	-4.77%
Other operating	1,687,672	1,358,413	329,259	24.24%
Total other expense	$3,700,946	3,665,511	35,435	0.97%

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

	For the Six Months Ended June 30,
	2010	2009	Change	% Change
Salaries and employee benefits	$3,426,012	2,929,541	496,471	16.95%
Occupancy and equipment	721,845	818,220	(96,375)	-11.78%
Other operating	3,148,485	2,573,348	575,137	22.35%
Total other expense	$7,296,342	6,321,109	975,233	15.43%

Other noninterest expense for the three months increased approximately $35,000 or 0.97% from the year-ago period.  The increase is predominantly attributable to an increase in FDIC insurance premiums of $116,000 or 36.8% to $431,000 for the current quarter, and an increase in other real estate and collection expense of $303,000 or 116.0%.  Salaries and personnel expense has fallen $275,000 or 14.4%, as full-time equivalent employees for the Company have fallen from 117 to 113.5 or 3.0%.  Occupancy expense is down $18,000 due to the closure of the Lake Oconee location in September of 2009.

Other noninterest expense for the six months increased approximately $975,000 or 15.4% from the year-ago period.  The increase is predominantly attributable to the reversal of accrued deferred compensation totaling $1 million in the first quarter of 2009.  Salaries and personnel expense has fallen $504,000 or 17.2%, excluding the reversal of $1 million in accrued deferred compensation.  Occupancy expense is down $96,000 due to the closure of the Lake Oconee location in September 2009. FDIC insurance premium expense has increased $300,000 or 70.5% to $727,000, due to higher FDIC assessments.  Expenses related to other real estate and collections have increased $461,000 or 75.1% to $1.1 million compared to the year-ago period.

Income Taxes
There was no income tax benefit at June 30, 2010 due to the valuation allowance that was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.  Due to substantial losses incurred during 2009 and 2008 and substantial doubt as to the Company’s ability to utilize the losses to offset taxable income prior to their expiration, no tax benefit was accrued during the quarter.

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of June 30, 2010, the Bank’s liquidity ratio was 17.43% versus 13.27% as of year-end.  Management continues to build liquidity as loans repay in anticipation of certificate of deposit maturities.

Since year-end, a $3 million advance matured and was repaid.  As of June 30, 2010, the weighted average rate and weighted average maturity of the Bank’s $11 million in outstanding FHLB advances is 3.28% and 58 months, respectively.  FHLB advances are drawn under an $11 million line of credit with FHLB.

The Bank has pledged $37.2 million in eligible commercial real estate mortgages to the Federal Reserve Bank of Atlanta (FRB).  The availability on this line is $14.9 million.  The line was tested overnight in March 2010.  No advances occurred during the quarter.

Item 2-Management's Disussion and Analysis - (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
For Each of the Three Months and the Six Months in the Period Ended
June 30, 2010

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program (TLGP).  Provision one of the TLGP allows the FDIC to guaranty the debt issued by financial institutions for liabilities outstanding as of September 30, 2008.  The debt guaranty amount for the Bank is $8.4 million.  Management did not opt out of the debt guarantee program, but decided not to utilize it.  Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  On September 2, 2009, the FDIC approved a rule to finalize the extension of the temporary increase of $250,000 until December 31, 2013.  Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying no more than 0.5% through December 31, 2009.  Management determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two.  In March 2010, the FDIC extended the coverage until December 31, 2010.  As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed July 20, 2010 by President Obama, the FDIC insurance limits were permanently raised to $250,000 for all deposit accounts except for noninterest bearing which will not have a limit on the insurance beginning January 1, 2011.

McIntosh Bancshares, Inc. and Subsidiaries
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
Item 4T – Controls and Procedures
For the Period Ended June 30, 2010

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2010, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2009.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on our assessment, we believe that, as of June 30, 2010, the Company’s internal control over financial reporting met those criteria and is effective.

McIntosh Bancshares, Inc. and Subsidiaries
PART II - OTHER INFORMATION
For the Period Ended June 30, 2010

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

Item 1A.  Risk Factors

Due to our current noncompliance with the Order and risk of future noncompliance we may be subject to certain additional operational and financial restrictions that will require us to take specific actions.

The Bank is currently categorized as “significantly undercapitalized” and, pursuant to the prompt corrective action provisions of the Federal Deposit Insurance Act and the prompt corrective action regulations of the FDIC promulgated thereunder (collectively, the “PCA Provisions”), the Bank received Notification of Prompt Corrective Action from the FDIC on April 6, 2010, which required that the Bank file a capital restoration plan within 45 days of receiving the Notification. In addition, because of the Bank’s “significantly-undercapitalized” status, the Bank is automatically subject to, among other things, restrictions on dividends, management fees, and asset growth, and is prohibited from opening new branches, making acquisitions or engaging in new lines of business without the approval of the FDIC.

Significantly undercapitalized depository institutions may also be subject to any of the following requirements and restrictions, including: (i) selling sufficient voting stock to become adequately capitalized; (ii) directing the Bank to merge or be acquired: (iii) limiting certain affiliate transactions; (iv) restricting interest rates paid on deposits; (v) restricting asset growth or reducing total assets, (vi) altering or eliminating any activities that pose excessive risk to the Bank; (vii) improving management through an election of a new board of directors, dismissals, or the hiring of new executives, (viii) ceasing the acceptance of deposits from correspondent banks, (ix) divesting the holding company; and (x) performing any other appropriate action.

If the capital at the Bank further deteriorates, and the Bank is categorized as critically undercapitalized, subject to limited exceptions, it will be subject to the appointment, by the appropriate federal banking agency, of a receiver or conservator within 90 days of the date on which it becomes critically undercapitalized. In addition, critically-undercapitalized banks are prohibited from paying principal or interest on subordinated debt without FDIC approval. FDIC approval is also required for a critically- undercapitalized institution to engage in certain activities, including, but not limited to, entering into any material transaction other than in the usual course of business, extending credit for any highly leveraged transaction, making any material change in accounting methods, amending its articles or bylaws, engaging in any “covered transaction” with an affiliate (as defined in section 23A of the Federal Reserve Act), paying excessive compensation or bonuses, and paying interest on deposits in excess of the prevailing rate in the institution’s market area.

In addition, because the Bank is not in compliance with the Order, it could also be subject to enforcement actions by the FDIC and Georgia Department. The various enforcement measures available to the FDIC and Georgia Department, include the imposition of a conservator or receiver (which would likely result in a substantial diminution or a total loss of the Company’s investment in the Bank), the judicial enforcement of the Order, the termination of insurance of deposits, the imposition of civil money penalties, and the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions discussed above.

Further noncompliance with the Order, the failure to comply with our capital restoration plan, or further deterioration of our capital, could impact our ability to continue operations and, in such a scenario, it is unlikely that our shareholders would realize any value for their common stock.

McIntosh Bancshares, Inc. and Subsidiaries
PART II - OTHER INFORMATION
For the Period Ended June 30, 2010

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described above, we are significantly-undercapitalized and have an immediate need to raise capital. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired and we could face additional regulatory challenges. In addition, if we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted.

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

McIntosh Bancshares, Inc.

Date:  August 25, 2010

By ________________________________
William K. Malone, Chairman and C.E.O.
(Principal Executive Officer)

Date:  August 25, 2010

By _______________________________
Darren M. Cantlay, Chief Financial Officer
(Principal Financial and Accounting Officer)