Form 10-Q
period 2010-09-30
MCINTOSH BANCSHARES INC /GA/
filed 2010-11-15
CIK 872545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

As of November 4, 2010, 3,252,581 shares of common stock, $1.00 par value, were issued and outstanding.

McIntosh Bancshares, Inc. and Subsidiaries

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

Assets	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Cash and due from banks	$2,375,540	$2,152,039
Interest-bearing deposits	33,825,828	31,714,865
Investment securities available for sale	44,150,372	62,682,700
Other investments	1,338,300	1,441,700
Loans	242,773,202	277,017,008
Less: Allowance for loan losses	(10,103,692)	(7,644,583)
Loans, net	232,669,510	269,372,425
Premises and equipment, net	5,569,151	5,933,648
Other real estate	26,301,960	22,827,955
Accrued interest receivable	956,146	1,511,334
Bank owned life insurance	-	6,815,225
Other assets	1,662,391	5,016,750
Total assets	$348,849,198	$409,468,641

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Demand	$30,484,298	$29,725,480
Money market and NOW accounts	84,217,318	104,988,658
Savings	19,483,070	17,645,103
Time deposits of $100,000 or more	93,830,616	107,804,523
Time deposits	97,349,869	111,539,934
Total deposits	325,365,171	371,703,698
Borrowed funds	11,780,899	14,894,243
Accrued interest payable and other liabilities	3,929,265	4,962,883
Total liabilities	341,075,335	391,560,824

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized
no shares issued or outstanding	-	-
Common stock, par value $1.00; 25,000,000 shares authorized,
3,252,581 shares issued and outstanding	3,252,581	3,252,581
Surplus	12,673,766	12,614,383
Retained earnings (accumulated deficit)	(8,068,514)	2,613,544
Accumulated other comprehensive (loss)	(83,970)	(572,691)
Total stockholders' equity	7,773,863	17,907,817
Total liabilities and stockholders' equity	$348,849,198	$409,468,641

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	Three Months		Nine Months
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,225,084	$4,387,835	$10,156,799	$13,565,339
Interest on investment securities:
U.S. Treasury, U.S. Government agency and mortgage-backed securities	255,077	593,632	811,650	2,060,281
State, county and municipal	-	18,019	26,539	60,768
Other investments	7,223	13,557	23,455	22,366
Federal funds sold and other short-term investments	38,137	17,392	89,393	38,595
Total interest income	3,525,521	5,030,435	11,107,836	15,747,349

Interest expense:
Interest-bearing demand and money market	106,008	82,513	336,604	247,467
Savings	31,626	52,767	89,961	200,718
Time deposits of $100,000 or more	681,939	932,041	2,236,523	3,055,494
Other time deposits	642,825	1,056,646	2,118,769	3,761,057
Other	92,743	124,420	284,129	374,210
Total interest expense	1,555,141	2,248,387	5,065,986	7,638,946
Net interest income	1,970,380	2,782,048	6,041,850	8,108,403
Provision for loan losses	702,000	2,955,786	8,252,068	5,681,490
Net interest income (loss) after provision for loan losses	1,268,380	(173,738)	(2,210,218)	2,426,913

Other income:
Service charges	609,973	611,833	1,753,394	1,767,656
Investment securities gains (losses)	24,108	1,080,661	596,208	(624,518)
Increase in cash surrender value of life insurance	18,783	75,915	146,677	227,745
Other real estate losses	(25,289)	(1,568,201)	(593,135)	(2,012,982)
Fixed and repossessed asset gains (losses)	(5,696)	(15,144)	(54,514)	(15,645)
Other income	230,908	241,184	740,639	811,646
Total other income	852,787	426,248	2,589,269	153,902

Other expenses:
Salaries and employee benefits	1,514,054	1,815,628	4,940,066	4,745,169
Occupancy and equipment	393,752	353,743	1,115,597	1,171,963
Other operating	1,856,962	1,100,187	5,005,447	3,673,535
Total other expenses	3,764,768	3,269,558	11,061,110	9,590,667
Loss before income taxes	(1,643,601)	(3,017,048)	(10,682,059)	(7,009,852)
Income tax benefit	-	1,347,795	-	2,235,657
Net loss	$(1,643,601)	$(1,669,253)	$(10,682,059)	$(4,774,195)

Basic loss and diluted loss per common share based
on average outstanding shares of 3,252,581	$(0.51)	$(0.51)	$(3.28)	$(1.47)

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	Three Months		Nine Months
	2010	2009	2010	2009
Net loss	$(1,643,601)	$(1,669,253)	$(10,682,059)	$(4,774,195)
Other comprehensive income, net of income tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $118,479, $46,460, $129,448 and ($50,016)	229,989	90,188	251,278	(97,089)
Less: Reclassification adjustment for gains on sale of securities,
net of tax of ($8,197), ($367,424), ($202,711) and ($367,424)	(15,911)	(713,236)	(393,497)	(713,236)
Change in unfunded pension liability, net of tax $325,030	-	-	630,940	-
Total other comprehensive income (loss)	214,078	(623,048)	488,721	(810,325)
Comprehensive loss	$(1,429,523)	$(2,292,301)	$(10,193,338)	$(5,584,520)

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (continued)

MCINTOSH BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	2010	2009
Cash flows from operating activities:
Net loss	$(10,682,059)	$(4,774,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	680,105	650,391
Gain on sale of securities available for sale	(596,208)	(1,079,161)
Loss on write-off of other investments	-	1,706,679
Provision for loan losses	8,252,068	5,681,490
Stock-based compensation	59,384	59,384
Loss on sale and impairment of other real estate	593,135	2,012,982
(Gain) loss on fixed and repossessed asset	54,514	15,645
Change in:
Accrued interest receivable and other assets	3,496,337	2,500,810
Accrued interest payable and other liabilities	(77,648)	(1,146,844)
Net cash provided/used by operating activities	1,779,628	5,627,181

Cash flows from investing activities:
Proceeds from calls, maturities and paydowns of securities available for sale	13,876,120	24,903,691
Proceeds from sales of securities available for sale	23,563,561	23,492,586
Proceeds from sales of other real estate	3,934,164	6,885,249
Purchases of securities available for sale	(18,754,697)	(33,956,137)
Proceed from sales of other investments	103,400	199,600
Proceeds from surrender of bank owned life insurance	6,919,723	-
Additions to other real estate	(97,248)	(390,690)
Net change in loans	20,546,791	11,297,125
Proceeds from sale of premises and equipment	(85,107)	-
Purchases of premises and equipment	-	36,601
Net cash provided by investing activities	50,006,707	32,468,025

Cash flows from financing activities:
Net change in deposits	(46,338,527)	(22,395,389)
Proceeds from borrowed funds	-	388,058
Repayment of borrowed funds	(3,113,344)	(2,000,000)
Net cash used by financing activities	(49,451,871)	(24,007,331)
Net change in cash and cash equivalents	2,334,464	14,087,875
Cash and cash equivalents at beginning of period	33,866,904	20,885,224
Cash and cash equivalents at end of period	$36,201,368	$34,973,099

Supplemental schedule of noncash investing and financing activities:
Change in net unrealized gain/loss on investment securities available-for-sale, net of tax	$(142,218)	$(810,325)
Change in unfunded pension liability, net of tax	$630,940	$-
Transfer of loans to other real estate	$8,573,056	$10,685,752
Financed sales of other real estate	$669,000	$-
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,313,459	$8,026,623

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

Certain 2009 amounts have been reclassified to conform with the 2010 presentation.

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

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Bank has submitted reports to the DBF and FDIC as required per the Order.  All aspects of the Order have been adhered to or a plan is in place to reach compliance within a reasonable time frame with the exception of maintaining (a) Tier 1 capital at or above 8% of total assets and (b) Total risk-based capital at or above 10% of total risk-weighted assets.  Management has offiered two proposals which would have achieved the specified capital requirements, but they were not approved by the regulators.  Management is actively pursuing other capital transactions, some of which include a contemporaneous sale of problem assets.  None of the current proposals contemplate bringing the capital to that specified in the Order; rather, the proposals contemplate bringing the Bank to an aedquately capitalized level.  Management cannot say when the transactions may be proposed and accepted by the regulators as indicated, or when the contemplated transactions may be consummated.  The Bank has formed a Directors Committee to oversee compliance with the Order as well as a Capital Sub-Committee. The Bank has a detailed process in place for monitoring liquidity and capital as well as contingency plans for short term capital needs if they arise.

Capital Adequacy
As of December 31, 2009, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action. To be categorized as “adequately capitalized”, the Bank must maintain minimum Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios of 8%, 4% and 4%, respectively. At December 31, 2009, the Bank’s Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios were 7.8%, 6.6% and 4.6%, respectively, and as a result the Bank became classified as “undercapitalized”.  As of September 30, 2010, the Bank is classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  To be categorized as "significantly undercapitalized", the Bank must have Total Risk-based capital ratio of less than 6%,  Tier 1 Risk-based capital ratio of less that 3%, or Tier 1 Leverage capital ratio of less than 3%.  As of September 30, 2010, Total Risk-based, Tier 1 Risk-based, and Tier 1 Leverage capital ratios were 4.8%, 3.5% and 2.4% respectively.

In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new more severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.  As of September 30, 2010, the Bank has been unable to obtain the capital ratios required as part of the Order.  Management continues to work towards implementing the strategies outlined in the capital plan submitted to the DBF and FDIC.

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

Operating Losses
The Company incurred a net loss of $10.7 million for the nine months ended September 30, 2010 and $14.1 million for the year ended December 31, 2009.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, termination of the Senior Executive Retirement Plan, cessation of director fees, curtailment of the Company’s pension plan and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

Interest reversals on non-performing loans and increases to non-performing and foreclosed assets could continue in 2010 and hinder the Company’s ability to improve net interest income.  While excess liquidity brings comfort to depositors, the Bank earns approximately 25 basis points on the liquidity but pays more on the deposits generating the liquidity causing a negative spread.  Also, increases to the provision for loan losses and further write-downs or losses on the sale of other real estate could continue in 2010, which will negatively impact the Company’s ability to generate net income during the year.

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayments on loans, and interest and maturities of investments. All of the Bank’s securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive loss.  If necessary, the Bank has the ability to sell these investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Due to the Bank’s significantly undercapitalized status, the Bank is unable to accept, rollover, or renew any brokered deposits. As of September 30, 2010, the Bank holds no brokered deposits and holds only $1.8 million in CDARs deposits.  Strategies to maintain or improve include a local core deposit campaign that has raised over $29 million in new deposits, sale of other real estate, and a reduction in pledging requirements of investment securities.  Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through March 31, 2011.

The Bank has a $15.4 million facility at the Federal Reserve Bank of Atlanta secured by certain commercial loans in the Bank's portfolio.  Additionally, the Bank has a $6.5 million federal funds line of credit with First National Bankers Bank secured by investment securities.  Neither of the lines had a balance as of  September 30, 2010.  Finally, the Bank has had access to internet CDs thorugh a facility with QwickRate since 2005.  Average funding through QwickRate for the last 12 months was $32 million; the balance as of September 30, 2010 was $25.9 million.

(3)	Recent Accounting Pronouncements
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

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset ("ASU No. 2010-18").  ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  ASU 2010-18 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20").  ASU 2010-20 requires additional disclosures that facilitate financial statement users' evaluation of the nature of credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  ASU 2010-20 will have an impact on the Company's disclosures, but not on its financial position or results of operations.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In August 2010, the FASB issued Accounting Standards Update No. 2010-11, Accounting for Technical Amendments to Various SEC Rules and Schedules (“ASU No. 2010-11”).  ASU No. 2010-11 codified amendments to SEC paragraphs pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  This guidance was effective upon issuance and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In August 2010, the FASB issued Accounting Standards Update No. 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (“ASU No. 2010-22”).  ASU No. 2010-22 codified amendments to various SEC paragraphs based on external comment received and the issuance of Staff Accounting Bulletin No. 112, which primarily related to Business Combinations and Noncontrolling Interests in Consolidated Financial Statements.  This guidance was effective upon issuance and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In September 2010, the FASB issued Accounting Standards Update No. 2010-25, Reporting Loans to Participants by Defined Contribution Pension Plans (“ASU No. 2010-25”). ASU No. 2010-25 requires that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued by unpaid interest.  This guidance is effective for fiscal years ending after December 31, 2010 and should be applied retrospectively to all prior periods presented.  This standard is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”).  ASU No. 2010-26 clarifies which costs relating to the acquisition of new or renewal insurance qualify for deferral (deferred acquisition costs), and which should be expensed as incurred.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

(4)	Cash and Cash Equivalents
For the presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(5)	Investment Securities
Investment securities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury securities	$16,021,259	24,600	-	16,045,859
Mortgage-backed securities	27,237,351	450,998	(14,232)	27,674,117
Corporate debt securities	500,000	-	(69,604)	430,396
	$43,758,610	475,598	(83,836)	44,150,372

	December 31, 2009
U. S. Treasury securities	$32,160,258	29,776	(6,438)	32,183,596
U. S. Government-sponsored agencies	2,453,498	10,215	-	2,463,713
Mortgage-backed securities	25,254,067	662,414	(47,097)	25,869,384
States and political subdivisions	1,707,632	88,416	-	1,796,048
Corporate debt securities	500,000	-	(130,041)	369,959
	$62,075,455	790,821	(183,576)	62,682,700

Other investments were comprised of Federal Home Loan Bank Stock of $1,338,300 at September 30, 2010 and $1,441,700 at December 31, 2009.

For the nine months and three months ending September 30, 2010, ($142,218) and $214,078 reflects the change in net unrealized gains (net of tax benefit/expense) in other comprehensive income, respectively.

The amortized cost and estimated market value of investment securities available for sale at September 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Market Value
Due in one year or less	$16,021,259	16,045,859
Due from one to five years	500,000	430,396
Due from five to ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	27,237,351	27,674,117
	$43,758,610	44,150,372

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross gains and losses on calls and sales of securities for the nine months nine September 30, 2010 and September 30, 2009 consist of the following:

	September 30, 2010	September 30, 2009
Gross proceeds on calls of securities	$2,450,000	2,000,000
Gross proceeds on sales of securities	23,563,561	23,492,586
Gross gains on sales of securities	596,208	1,079,161
Gross losses on impairment of other investments	-	(1,706,679)

For the periods presented, the cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined based on the specific identification method for debt securities and average cost for equity (other investment) securities.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position for the periods ending September 30, 2010 and December 31, 2009, respectively.

	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2010
Mortgage-backed securities	(12,854)	2,612,118	(1,378)	614,810
Corporate debt securities	-	-	(69,604)	430,396
Total	$(12,854)	2,612,118	(70,982)	1,045,206

December 31, 2009
U.S. Treasury securities	$(6,438)	7,027,813	-	-
Mortgage-backed securities	(47,097)	5,804,885	-	-
Corporate debt securities	-	-	(130,041)	369,959
Total	$(53,535)	12,832,698	(130,041)	369,959

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale.  The Bank reviewed the financial statements and the regulatory schedules of the issuer of the corporate debt security as of June 30, 2010.  The corporation is well capitalized; earnings appear to be stabilizing; and management believes there is no undue credit risk in the security.  No declines are deemed to be other than temporary as of September 30, 2010 and December 31, 2009.  As of September 30, 2010, $43,205,997 of investment securities were pledged to secure public deposits, customer repurchase agreements, a Treasury Tax and Loan account, a federal funds account and Federal Home Loan Bank advances.

Item 1. Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(6)	Loans
Major classifications of loans are summarized as follows:

	September 30, 2010	December 31, 2009
Commercial, financial and agricultural	$26,903,601	$38,933,418
Real estate - mortgage	178,725,456	183,766,583
Real estate - construction	25,510,955	39,534,312
Consumer and other	9,281,852	11,666,527
Tax-exempt	2,351,338	3,116,168
	242,773,202	277,017,008
Less: Allowance for loan losses	(10,103,692)	(7,644,583)
	$232,669,510	$269,372,425

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Butts, Jasper and Henry counties as well as other adjoining counties in Georgia.  Although the Bank has a diversified portfolio, a substantial portion is secured by improved and unimproved real estate and is dependent on the real estate market.

The following is a summary of activity in the allowance for loan losses:

	September 30, 2010	September 30, 2009
Balance at beginning of year	$7,644,583	$8,517,479
Provision charged to expense	8,252,068	5,681,490
Loans charged off	(5,858,440)	(4,574,458)
Recoveries of loans previously charged off	65,481	76,309
	$10,103,692	$9,700,820

Loans reviewed for impairment totaled $80,374,774 and $35,439,381 at September 30, 2010 and December 31, 2009, respectively.  Allocations of the allowance for loan losses related to impaired loans totaled $4,345,331 and $1,461,276 at September 30, 2010 and December 31, 2009, respectively.  There were no significant amounts of interest income recognized on impaired loans for the quarter ended September 30, 2010 or year ended December 31, 2009.

Loans on nonaccrual status totaled $52,550,792 and $35,234,856 at September 30, 2010 and December 31, 2009, respectively.  Loans past due ninety days or more and still accruing interest totaled $1,081,456 and $751,168 at September 30, 2010 and December 31, 2009, respectively.

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(7)	Other Real Estate Owned
The following is an inventory of other real estate as of September 30, 2010 compared to December 31, 2009:

	September 30, 2010		December 31, 2009
		Carrying		Carrying
	Number	Amount	Number	Amount
1-4 family residences	47	$8,417,433	60	$10,261,960
Residential lots	148	3,473,622	151	3,562,316
Unimproved acres	370	3,175,469	191	1,864,135
Commercial property	21	11,235,436	15	7,139,544
Total other real estate		$26,301,960		$22,827,955

(8)	Pension Plan
Effective June 5, 2010 the Company froze the McIntosh Bancshares, Inc. Defined Benefit Pension Plan (the "Plan").  Freezing the Plan means that employees will not receive any additional service credit or accrue any additional benefits under the Plan on or after the freeze date, and no additional employees of the Company will be permitted to become participants in the Plan on or after the freeze date.

The Company’s consulting actuaries re-measured the projected benefit obligation to determine the effect that curtailment had on the accrued pension liability which is recognized in other comprehensive income.  The curtailment of the plan reduced the unfunded pension liability by approximately $955,000 and increased other comprehensive income by approximately $631,000 net of deferred income taxes.

The following sets forth the funded status of the Plan and the amounts included in the accompanying balance sheet:

	September 30, 2010	December 31, 2009
Actuarial present value of projected benefit obligation	$3,294,127	$4,238,009
Fair value of assets held in the plan	$1,670,758	$1,658,671
Unfunded excess of projected benefit obligation over plan assets	1,623,369	2,579,339
Less accrued pension costs	(1,104,380)	(1,104,380)
Accrued pension liability recognized in other comprehensive income	$518,989	$1,474,959

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(9)	Stockholders' Equity
On June 10, 2010, the Company filed an 8-K related to the amendment of the Articles of Incorporation.  On June 7, 2010, the Company filed with the Secretary of State of Georgia, Articles of Amendment to the Company’s Articles of Incorporation which authorized additional capital stock, increasing the number of authorized common stock from ten million shares to twenty-five million shares.  The amendment also changed the par value of the common stock from $2.50 per share to $1.00 per share.  The amendment was approved by the shareholders of the Company by a greater than two-thirds affirmative vote at the annual meeting held on May 20, 2010.

(10)	Capital Adequacy
The Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) have implemented substantially identical rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures for credit risk.  Banks and bank holding companies are required to have (i) a minimum ratio of Total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ratio of Tier 1 capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholder’s equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier 1 capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (“PCA”) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution.  The FDIC has adopted regulations implementing PCA which place financial institutions in the following four categories based on capitalization ratios: (i) a well capitalized institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risk-based capital ratio under 8%, a Tier 1 risk-based ratio under 4%, and leverage capital ratio under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio under 6%, or a Tier 1 risk-based capital ratio under 3%, or a leverage capital ratio less than 3%; and (v) a critically undercapitalized institution has a leverage capital ratio under 2%.  Institutions deemed adequately capitalized are not permitted to accept brokered deposits (unless waived by the FDIC) and have limitations on the interest rates paid on deposit accounts.  Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions.  The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Due to its current condition and results of operation, the Directors of the Company and Bank entered into an informal agreement with the Federal Reserve in the third quarter of 2008, and formal agreements, the Order, with the FDIC, and DBF in the fourth quarter of 2009. These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality. Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loan losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier 1 leverage capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Total risk-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. The Bank is presently unable to achieve the Tier 1 leverage and Total risk-based capital provisions of the agreements but is negotiating for additional capital.  All other provisions of the order have been achieved.

As of June 30, 2010, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action and the Company is considered “significantly undercapitalized.”  In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. Failure to adequately address the regulatory concerns may result in actions by the banking regulators. If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

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

As of September 30, 2010, the Bank is considered significantly undercapitalized under the regulatory framework for PCA.  As of September 30, 2010 and December 31, 2009 the capital ratios for the Company and the Bank are as follows:

	September 30, 2010		December 31, 2009
	Company	Bank	Company	Bank
Leverage Capital	2.2%	2.4%	4.3%	4.6%
Tier 1 Risk-Based	3.1%	3.5%	6.1%	6.6%
Total Risk-Based	4.4%	4.8%	7.3%	7.8%

(11)	Fair Value of Financial Instruments
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

The Company utilizes fair value measures to record fair value adjustments on certain assets and liabilities and to complete fair value disclosures.  Securities available-for-sale are recorded at fair value on a recurring basis. Other asset categories that are affected by periodic adjustments to fair value include: impaired loans and other real estate.  The Company is required to disclose, but not record, the fair value of other financial instruments.

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

Loans
The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are judged for impairment.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including; discounted cash flows, market value of similar debt, and/or fair value of collateral if repayment of the loan is dependent upon the sale of the underlying collateral.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the Company’s impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Bank Owned Life Insurance
The carrying value of cash surrender value of life insurance approximates fair value.  The Bank’s bank owned life insurance policies were liquidated in July 2010.

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

Assets Recorded At Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

	September 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
U.S Treasury securities	$16,046	16,046	-	-
Mortgage-backed securities	27,674	-	27,674	-
Corporate debt securities	430	-	430	-
Investment securities available for sale	$44,150	16,046	28,104	-

Item 1.  Financial Statements (continued)

McIntosh Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$32,184	$32,184	-	-
Mortgage-backed securities	28,333	-	28,333	-
States and political subdivisions	1,796	-	1,796	-
Corporate debt securities	370	-	370	-
Investment securities available for sale	$62,683	32,184	30,499	-

Assets Recorded At Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below at September 30, 2010 and December 31, 2009.

	September 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$49,612	-	17,645	31,967
Other real estate	26,302	-	26,302	-
Total nonrecurring	$75,914	-	43,947	31,967

	December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$33,978	-	2,853	31,125
Other real estate	22,828	-	22,828	-
Total nonrecurring	$56,806	-	25,681	31,125

The carrying amount and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
(Amounts in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$36,201	36,201	33,867	33,867
Investment securities	44,150	44,150	62,683	62,683
Other investments	1,338	1,338	1,442	1,442
Loans (net)	232,670	237,923	269,372	273,722
Bank owned life insurance	-	-	6,815	6,815
Financial liabilities:
Deposits	$325,365	327,844	371,704	367,195
Other borrowed funds	11,781	12,394	14,894	14,993

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

•
Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business;

•
The imposition of enforcement orders, capital directives, or other enforcement actions by our regulators, including restrictions and limitations placed on the Bank pursuant to the Cease and Desist Order (“Order”);

•	The ability of the Company to increase capital levels to meet the requirements of the Order;
•	The ability of the Company to maintain adequate liquidity levels to fund its operations.

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

Item 2.  Management’s Discussion and Analysis (continued)

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant changes. Determination of the Bank’s allowance for loan losses, the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans, and the valuation of deferred taxes are considered to be critical accounting policies of the Company.

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

Item 2.  Management’s Discussion and Analysis (continued)

Executive Summary
The Company’s total assets at September 30, 2010, were approximately $348.8 million, a decrease of $60.6 million or 14.8% from December 31, 2009.   Net loss for the nine months ended September 30, 2010 was $10.7 million, an increase of $5.9 million or 123.8% compared to the loss of $4.8 million for the nine months ended September 30, 2009.  For the three months ended September 30, 2010 and 2009 the loss was $1.6 million or a decrease of  approximately $25,000 or 1.5% compared to a loss of $1.7 million.   Loss per share was $3.28 and $1.47 for the nine months and remained stable at $0.51 for the three months ended September 30, 2010 and 2009, respectively.

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
  File a long-term strategic plan with the FDIC and the DBF; and
  File progress reports with the FDIC and the DBF.
The Order will remain in effect until modified or terminated by the DBF and FDIC.

On January 21, 2010, the board of directors of the Company, appointed Darren M. Cantlay to serve as Chief Financial Officer and Secretary of the Company.

On May 26, 2010, the Company released the results of the actions taken at the annual shareholders meeting that took place on May 20, 2010.

Item 2.  Management’s Discussion and Analysis (continued)

On June 10, 2010 the Company filed an 8-K related to the amendment of the Articles of Incorporation.  On June 7, 2010, the Company filed with the Secretary of State of Georgia Articles of Amendment to the Company’s Articles of Incorporation which authorized additional capital stock, increasing the number of authorized common stock from ten million shares to twenty five million shares.  The amendment also changed the par value of the common stock from $2.50 per share to $1.00 per share.  The amendment was approved by the shareholders of the Company by a greater than two-thirds affirmative vote at the annual meeting held on May 20, 2010.

On August 31, 2010, Darren M. Cantlay, Executive Vice President, Chief Financial Officer and Secretary of the Bank and of the Company resigned from all positions held with the Bank and the Company.  The Board has named Jesse M. Roberts, Jr., age 54, to replace Mr. Cantlay, pending approval from the regulatory authorities.  In the interim, Mr. Roberts will serve as Interim Chief Financial Officer and Secretary of the Bank and of the Company.  Mr. Roberts served as Senior Operations Officer from 2001 until accepting these appointments.

Financial Condition
The composition of assets and liabilities for the Company is as follows:

	September 30, 2010	December 31, 2009	$ Change	% Change
Assets:
Total cash and cash equivalents	$36,201,368	33,866,904	2,334,464	6.9%
Securities available for sale	44,150,372	62,682,700	(18,532,328)	-29.6
Loans, net	232,669,510	269,372,425	(36,702,915)	-13.6
Cash surrender value of life insurance	237,048	7,043,534	(6,806,486)	-96.6
Other real estate owned	26,301,960	22,827,955	3,474,005	15.2
Total assets	348,849,198	409,468,641	(60,619,443)	-14.8

Liabilities:
Deposits	$325,365,171	371,703,698	(46,338,527)	-12.5
Borrowed funds	11,780,899	14,894,243	(3,113,344)	-20.9
Accrued expenses and other liabilities	3,929,265	4,962,883	(1,033,618)	-20.8
Stockholders’ equity	7,773,863	17,907,817	(10,133,954)	-56.6
Total Liabilities and Stockholder’s equity	348,849,198	409,468,641	(60,619,443)	-14.8

The financial condition of the Company as of September 30, 2010 shows assets declined $60.6 million or 14.8% from year-end.  Liquid assets (cash, federal funds sold, interest bearing depository balances, and investment securities), decreased $16.2 million or 16.9% from year-end.  The decrease in liquid assets from year-end is due to a $34.2 million decline in gross loans offset by a $46.3 million decline in deposits, a $3.1 million decrease in borrowed funds, and $3.5 million increase in other real estate at September 30, 2010.

Item 2.  Management’s Discussion and Analysis (continued)

Loans
Gross loans decreased $34.2 million or 12.4% from December 31, 2009.  Declining loan balances are due to the following:   (1) efforts by management to exit certain borrowing relationships that have become outside the bank’s acceptable risk profile and lowering the level of commercial real estate exposure; (2) foreclosure activity; and (3) loan charge-offs.  For the nine months ending September 30, 2010, the Bank foreclosed $8.6 million in other real estate and charged-off $5.8 million in loans.  With the ongoing deterioration of the economy combined with persistent residential real estate market weakness, management expects loan balances to decline further in coming quarters.

The allowance for loan losses increased $2.5 million or 32.2% from the year-end.  The change in allowance for loan losses from year-end results from provision expense totaling $8.3 million and $5.8 million in net charge-offs.  As of September 30, 2010, the allowance for loan losses as a percentage of gross loans (reserve ratio) is 4.16% versus 2.76% as of the year-end.  The primary reasons for the increased provision are the number of loans on nonaccrual that have been reviewed for impairment and weakness in the real estate market.

The following table outlines impaired loans:

(In thousands)
Impaired loans by loan type:	September 30, 2010	December 31, 2009
Commercial, financial & agricultural	$3,777	1,788
Real estate-mortgage	26,855	18,189
Real estate-construction	23,014	17,928
Consumer loans	311	141
Total impaired loans	$53,957	38,046
Impaired loans in total with no allowance	$37,119	31,125
Allowance for impaired loans	$4,345	1,475

The Bank’s delinquency ratio (loans past due 30 days or more and loans on nonaccrual as a percentage of gross loans) was 24.9% at September 30, 2010 versus 15.7% as of year-end.  The increased delinquency ratio from the year-end period is principally due to $17.3 million more loans on nonaccrual and a $34.2 million reduction in loans.  Higher delinquency ratios are reflective of the difficulty Bank borrowers face making timely payments and renewing loans in the current economic environment.  Unfortunately, management expects these circumstances to exist over the next several quarters.

As of September 30, 2010,   91 relationships were on nonaccrual.  The following table outlines nonaccrual loans (in thousands):

	September 30, 2010	December 31, 2009
Total nonaccrual loans	$52,551	$35,235
Nonaccrual loans to gross loans	21.7%	12.7%

Management has identified $20.8 million in loans restructured from their original terms.  The result of these trouble debt restructurings is the Bank agreed to forbear on collecting $73,000 in accrued but unpaid interest when the notes matured and were renewed. Of the $20.8 million of loans that were restructured, $10.1 million of the troubled debt restructurings are in compliance with the terms of the agreement.  All troubled debt restructurings graded substandard and lower are reviewed for impairment.

Item 2.  Management’s Discussion and Analysis (continued)

The Bank historically attempts to meet the housing needs of its markets.  Following is a table outlining the Bank’s loans on 1-4 family properties (in thousands):

	September 30, 2010	December 31, 2009
1-4 family construction loans	$10,856	12,231
1-4 family mortgages – first lien	58,137	66,662
1-4 family mortgages – junior lien	16,527	18,049
Total	$85,520	96,942
Percentage of total loans	35.2%	35.0%

As of September 30, 2010, the Company continued to have a concentration in acquisition, development, and construction (AD&C) loans.  Management has established a maximum limit where total AD&C loans may not exceed 20% of the Company’s loan portfolio including unfunded commitments.  As of September 30, 2010, AD&C loans represented 17% of gross loans and commitments versus 19% and 21% as of the prior year-end and the year-ago periods, respectively.  The primary risks of AD&C lending are:

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

Federal Bank Regulatory Agencies issued guidance on Concentration in Commercial Real Estate Lending.  This guidance defines commercial real estate ("CRE") loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.  Loans for owner occupied CRE are generally excluded from the CRE guidance.

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

Item 2.  Management’s Discussion and Analysis (continued)

The following table outlines the Bank’s CRE loans by category and CRE loans as a percent of total risked based capital as of September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010		December 31, 2009
	Aggregate	Percent	Aggregate	Percent
Loan Types:	Balance	of Total	Balance	of Total
Construction & development	$25,511	28%	$39,534	38%
Land	29,216	31	33,082	32
Sub-total	54,727	59	72,616	70
Multi-family	4,510	5	4,271	4
Non-farm, non-residential, non-owner occupied	32,773	36	27,658	26
Total	$92,010	100	$104,545	100

Percent of Total Risk Based Capital:	Bank Limit	Actual	Bank Limit	Actual
Construction, development & land	250%	458%	250%	299%
Construction, development & land, multi-family and non-farm non-residential	375%	769%	375%	431%

Other Real Estate
The following is a recap of other real estate activity from December 31, 2009 to September 30, 2010:

Balance as of December 31, 2009	$22,827,955
Improvements and principal reductions (excluding write-downs)	97,248
Write-down	(482,000)
Sale of 11 residential lots and 25 acres of unimproved land	(302,023)
Sale of 26 residential construction properties	(3,818,276)
Sale of 3 commercial properties	(594,000)
Foreclosure on 8 commercial properties	4,842,121
Foreclosure on 8 residential lots and 209 unimproved acres	2,050,265
Foreclosure on 12 residential construction properties	1,680,670
Balance as of September 30, 2010	$26,301,960

The following is an inventory of other real estate as of September 30, 2010:

		Carrying
	Number	Amount
1-4 family residences	47	$8,417,433
Residential lots	148	3,473,622
Unimproved acres	370	3,175,469
Commercial property	21	11,235,436
Total other real estate		$26,301,960

Item 2.  Management’s Discussion and Analysis (continued)

The Bank foreclosed 28 properties with carrying balances totaling $8.6 million and sold 40 properties with carrying balances totaling $4.7 million from December 31, 2009 to September 30, 2010.  The Bank devotes one seasoned construction lender to marketing its other real estate holdings.  Despite these efforts, management believes liquidation of unimproved real estate and residential lot inventory will be protracted until the residential real estate market improves.  Additions to the base amount reflect improvements made to finish foreclosed residences.

Deposits
Total deposits decreased $46.3 million or 12.5% from the year-end.  The decline in deposits is principally attributable to the decline in time deposits less than $100,000 totaling $14.2 million or 12.7% versus year-end, as well as a reduction in brokered deposits and a reduction in NOW accounts of $17.4 million from year-end.  The current period reduction in deposits was partially offset by a core deposit campaign to increase the Demand, Money Market, and Savings accounts.

As of September 30, 2010, brokered deposits totaled $1.8 million and decreased $15.8 million from year-end.  The Bank is classified as significantly undercapitalized by its regulators, so it cannot accept or renew brokered deposits.  Therefore, management will continue to reduce the level of brokered deposits and thus total assets over the next several quarters.  See Liquidity section for further discussion.

Capital Adequacy
The Federal Reserve and the FDIC have implemented substantially identical rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures for credit risk.  Banks and bank holding companies are required to have (i) a minimum ratio of Total capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ratio of Tier 1 capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholder’s equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier 1 capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier 1 capital generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

In addition, the FDIC Improvement Act of 1991 provides for PCA if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution.  The FDIC has adopted regulations implementing PCA which place financial institutions in the following four categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier 1 risked-based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier 1 risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%, a Tier 1 risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%.  Institutions deemed adequately capitalized are not permitted to accept brokered deposits (unless waived by the FDIC) and have limitations on the interest rates paid on deposit accounts.  Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions.  The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Item 2.  Management’s Discussion and Analysis (continued)

Due to its current condition and results of operation, the Directors of the Company and Bank entered into an informal agreement with the Federal Reserve in the third quarter of 2008, and formal agreements, the Order, with the FDIC, and DBF in the fourth quarter of 2009. These regulatory agreements are designed to help the Company and Bank return to profitability and capital adequacy by improving asset quality. Specifically, the agreements provide for reducing troubled assets; limiting credit to troubled borrowers; maintaining an adequate allowance for loans losses; revising policies to more comprehensively address commercial real estate lending; maintaining a Tier 1 leverage capital ratio of 8% or more, a Tier 1 risked-based capital ratio of 6% or more, and a Total risked-based capital ratio of 10% or more; prohibiting the Bank from paying dividends to the Company without prior approval; prohibiting the Company from paying dividends to shareholders without prior approval; prohibiting the Company from incurring debt without prior approval; and prohibiting the Company from repurchasing stock without prior approval. The Bank is presently unable to achieve the capital provisions of the agreements but is negotiating for additional capital.

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

As of September 30, 2010, the Bank is considered significantly undercapitalized under the regulatory framework for PCA.  As of September 30, 2010 the capital ratios for the Company and the Bank are as follows:

	September 30, 2010		December 31, 2009
	Company	Bank	Company	Bank
Leverage Capital	2.2%	2.4%	4.3%	4.6%
Tier 1 Risk-Based	3.1%	3.5%	6.1%	6.6%
Total Risk-Based	4.4%	4.8%	7.3%	7.8%

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

Item 2.  Management’s Discussion and Analysis (continued)

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

Results of Operations – Nine and three months ended September 30, 2010 and 2009

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

The following table shows the significant components of our operations:

	For the three months ended September 30,
	2010	2009	$ Change	% Change
Interest and dividend income	$3,525,521	5,030,435	(1,504,914)	-29.9%
Interest expense	1,555,141	2,248,387	(693,246)	-30.8
Net interest income	1,970,380	2,782,048	(811,668)	-29.2
Provision for loan losses	702,000	2,955,786	(2,253,786)	-76.3
Noninterest income	852,787	426,248	426,539	100.1
Noninterest expense	3,764,768	3,269,558	495,210	15.2
Net loss, before income tax benefit	1,643,601	3,017,048	(1,373,447)	-45.5

Net loss per share	0.51	0.51

	For the nine months ended September 30,
	2010	2009	$ Change	% Change
Interest and dividend income	$11,107,836	15,747,349	(4,639,513)	-29.5%
Interest expense	5,065,986	7,638,946	(2,572,960)	-33.7
Net interest income	6,041,850	8,108,403	(2,066,553)	-25.5
Provision for loan losses	8,252,068	5,681,490	2,570,578	45.2
Noninterest income (loss)	2,589,269	153,902	2,435,367	1582.4
Noninterest expense	11,061,110	9,590,667	1,470,443	15.3
Net loss, before income tax benefit	10,682,059	7,009,852	3,672,207	52.4

Net loss per share	3.28	1.47	1.81	123.1

Item 2.  Management’s Discussion and Analysis (continued)

Net Interest Income
For the three months ended September 30, 2010 and 2009, our tax equivalent interest ratios are as follows:

	September 30, 2010	September 30, 2009
Net Interest Margin	2.64%	2.91%
Net Interest Spread	2.75	2.71
Yield on Loans	5.19	5.78
Yield on Investment Securities	2.06	4.23
Cost of Interest Bearing Deposits	1.90	2.47
Cost of Borrowed Money	3.04	3.30
Cost of Funds	1.96	2.53

For the nine months ended September 30, 2010 and 2009, our tax equivalent interest ratios are as follows:

	September 30, 2010	September 30, 2009
Net Interest Margin	2.60%	2.81%
Net Interest Spread	2.70	2.60
Yield on Loans	5.31	5.87
Yield on Investment Securities	2.07	4.51
Cost of Interest Bearing Deposits	1.98	2.75
Cost of Borrowed Money	3.02	3.31
Cost of Funds	2.01	2.77

Net interest income for the three months declined approximately $812,000 or 29% from the year-ago period.  This decline is due to carrying $14.4 million more in average nonaccrual loans and $8.6 million more in average other real estate as of September 30, 2010 versus the year-ago period and loans declining $7.9 million or 3% in current three month period versus declining $6.4 million or  2.0% in the prior year period.  Another contributor to the net interest income change during three month period versus the year-ago period was the reversal of $8,000 less in interest income from loans placed on nonaccrual status during the period.

Net interest income for the nine months declined approximately $2.1 million or 25% from the year-ago period.  This decline is due to carrying $13.6 million more in average nonaccrual loans and $8.5 million more in average other real estate as of September 30, 2010 versus the year-ago period and loans declining $34.2 million or 12% in current nine month period versus declining $26 million or 8% in the prior year period.  Another contributor to the net interest income decrease during nine month period versus the year-ago period was the reversal of  $136,000 more in interest income from loans placed on nonaccrual status during the period.

Item 2.  Management’s Discussion and Analysis (continued)

For the three months ended September 30, 2010, the Company’s tax equivalent net interest margin of 2.64% decreased   27 basis points from the year-ago period.  The decrease was attributable to lower yield on loans from carrying $52.5 million in nonaccrual loans and $26.3 million in other real estate as well as the yield on investment securities decreasing 217 basis points.  The decrease in investment security yield was the result of bond sales that took place during 2009 to recognize securities gains and reinvestment at shorter term U.S. Treasury securities to position the portfolio for a rising rate environment and an additional sale of securities in July 2010 to re-invest in higher-yielding securities.

For the nine months ended September 30, 2010, the Company’s tax equivalent net interest margin of 2.60% decreased 21 basis points from the year-ago period.  The decrease was attributable to lower yield on loans from carrying $52.5 million in nonaccrual loans and $26.3 million in other real estate as well as the yield on investment securities decreasing 244 basis points.  The decrease in investment security yield was the result of bond sales that took place during 2009 to recognize securities gains and reinvestment at shorter term U.S. Treasury securities to position the portfolio for a rising rate environment.

Total interest income for the three months declined $1.5 million or 30% from the year-ago period.  The yield on earning assets for the quarter ended September 30, 2010 was 4.73% and declined 53 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 59 basis point drop in loan yield, a 217 basis point decrease in investment portfolio yield, partially offset by a 16 basis point increase in yield on federal funds sold and interest bearing deposits. Also contributing to the decline in the yield on earning assets is the increase in loans on nonaccrual of $2.6 million as well as the increase in loans transferred to other real estate.

Total interest income for the nine months declined $4.6 million or 29% from the year-ago period.  The yield on earning assets for the nine months ended September 30, 2010 was 4.74% and declined 65 basis points from the year-ago period.  The decrease in the yield on earning assets from the year-ago period results from a 56 basis point drop in loan yield, a 244 basis point decrease in investment portfolio yield, partially offset by a 4 basis point increase in yield on federal funds sold and interest bearing deposits. Also contributing to the decline in the yield on earning assets is the increase in loans on nonaccrual of $14.4 million as well as the increase in loans transferred to other real estate.

Total interest expense for the three months fell approximately $693,000 or 31% from the year-ago period.  The cost of funds for the quarter ended September 30, 2010 was 1.96% and decreased 57 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 57 basis point decline in the cost of funds on interest bearing deposits and a 26 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the three months ended September 30, 2010 results from the Bank repricing both its nonmaturing and maturing time deposits at lower rates.  The Bank has focused on utilizing lower cost local deposits to replace the wholesale deposits as they have matured.

Total interest expense for the nine months fell approximately $2.6 million or 34% from the year-ago period.  The cost of funds as of September 30, 2010 was 2.01% and decreased 76 basis points from the year-ago period.  The decline in the cost of funds from the year-ago period results from a 77 basis point decline in the cost of funds on interest bearing deposits and a 29 basis point decline in borrowed money.  The overall decline in the cost of funds from the year-ago period versus the nine months ended September 30, 2010 results from the Bank repricing both its nonmaturing and maturing time deposits at lower rates as well as a reduction in wholesale funding of $35.7 million.

Provision for Loan Losses
Provision for loan losses decreased for the three months $2.3 million or 76.3% and increased for the nine months $2.6 million or 45.2% from the year-ago period.  Refer to comments on allowance for loan loss adequacy regarding management’s assessment for the provision.

Item 2.  Management’s Discussion and Analysis (continued)

Non-Interest Income
The composition of other non-interest income is as follows:

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
Service charges	$609,973	611,833	(1,860)	-0.3%
Investment securities gains	24,108	1,080,661	(1,056,553)	-97.8
Increase in cash surrender value of life insurance	18,783	75,915	(57,132)	-75.3
Other real estate losses	(25,289)	(1,568,201)	1,542,912	-98.4
Fixed and repossessed asset losses	(5,696)	(15,144)	9,448	-62.4
Other income	230,908	241,184	(10,276)	-4.3
Total other income	$852,787	426,248	426,539	100.0%

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Service charges	$1,753,394	1,767,656	(14,262)	-0.8%
Investment securities gains (losses)	596,208	(624,518)	1,220,726	-195.5
Increase in cash surrender value of life insurance	146,677	227,745	(81,068)	-35.6
Other real estate losses	(593,135)	(2,012,982)	1,419,847	-70.5
Fixed and repossessed asset losses	(54,514)	(15,645)	(38,869)	248.4
Other income	740,639	811,646	(71,007)	-8.8
Total other income	$2,589,269	153,902	2,435,367	1,582.41%

Other income for the three months increased $427,000 or 100% from the year-ago period.  This increase is principally due to a reduction of $1.5 million or 98% in other real estate losses offset by a reduction in the gain on sale of investment securities of $1.1 million or 98% from the year-ago period.  Secondary market fees on mortgage originations declined $34,000 or 52%, due to lower mortgage origination volume as demand for mortgage loans declined and underwriting standards became more stringent.

Other income for the nine months increased $2.4 million or 1,582% from the year-ago period.  This increase is principally due to the $1.7 million write-off in stock of Silverton Bank, N.A. that occurred in the first quarter of 2009 and the $596,000 gain on sale of investment securities in 2010.  Losses on the disposal of other real estate decreased approximately $1.4 million or 71% from $2.0 million to $593,000 from the year ago period.   Secondary market fees on mortgage originations declined $172,000 or 64%, due to lower mortgage origination volume as demand for mortgage loans declined and underwriting standards became more stringent.

Item 2.  Management’s Discussion and Analysis (continued)

Non-Interest Expense
The composition of other non-interest expense is as follows:

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$1,514,054	1,815,628	(301,574)	-16.6%
Occupancy and equipment	393,752	353,743	40,009	11.3
Other operating	1,856,962	1,100,187	756,775	68.8
Total other expense	$3,764,768	3,269,558	495,210	15.2%

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$4,940,066	4,745,169	194,897	4.1%
Occupancy and equipment	1,115,597	1,171,963	(56,366)	-4.8
Other operating	5,005,447	3,673,535	1,331,912	36.3
Total other expense	$11,061,110	9,590,667	1,470,443	15.3%

Other noninterest expense for the three months increased approximately $495,000 or 15% from the year-ago period.  The increase is predominantly attributable to an increase in FDIC insurance premiums of $256,000 or 148%, an increase in other real estate and collection expense of $95,000 or 38% and an increase in professional fees of $292,000 or 331% from the year ago period.  Salaries and personnel expense has fallen $302,000 or 17%, as full-time equivalent employees for the Company have fallen from 117 to 84 or 29%.  Occupancy expense is up by $40,000 or 11% from the year-ago period due to a reduction in the 2009 accrual for property taxes made in September 2009.

Other noninterest expense for the nine months increased approximately $1.5 million or 15% from the year-ago period.  The increase is predominantly attributable to the reversal of accrued deferred compensation totaling $1 million in the first quarter of 2009.  Salaries and personnel expense has fallen $805,000 or 14%, excluding the reversal of $1 million in accrued deferred compensation.  Occupancy expense is down $56,000 due to the closure of the Lake Oconee location in September 2009. FDIC insurance premium expense has increased $557,000 or 93% to $1.6 million due to higher FDIC assessments.  Expenses related to other real estate and collections have increased $556,000 or 64 % to $1.4 million compared to the year-ago period.

Income Taxes
There was no income tax benefit at September 30, 2010 due to the valuation allowance that was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.   Due to substantial losses incurred during 2009 and 2008 and substantial doubt as to the Company’s ability to utilize the losses to offset taxable income prior to their expiration, no tax benefit was accrued during the quarter.

Item 2.  Management’s Discussion and Analysis (continued)

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

Liquidity is monitored daily and formally measured on a monthly basis.  As of September 30, 2010, the Bank’s liquidity ratio was 15.69% versus 13.27% as of December 31, 2009.  Management continues to build liquidity as loans repay in anticipation of certificate of deposit maturities.

Since year-end, a $3 million advance matured and was repaid.  As of September 30, 2010, the weighted average rate and weighted average maturity of the Bank’s $11 million in outstanding FHLB advances is 3.28% and 55 months, respectively.  FHLB advances are drawn under an $11 million line of credit with FHLB.

The Bank has pledged $38.4 million in eligible commercial real estate mortgages to the FRB.  The availability on this line is $15.3 million.  The line was tested overnight in March 2010.  No advances occurred during the quarter.

In October 2008, the FDIC approved a program to strengthen market stability for financial institutions called the Temporary Liquidity Guaranty Program ("TLGP").  Provision one of the TLGP allows the FDIC to guaranty the debt issued by financial institutions for liabilities outstanding as of September 30, 2008.  The debt guaranty amount for the Bank is $8.4 million.  Management did not opt out of the debt guarantee program, but decided not to utilize it.  Provision two of the TLGP raises the FDIC insurance level for all deposit accounts to $250,000 through December 31, 2009.  Management has determined this provision would be beneficial to the Bank and its customers and has opted to take part.  On September 2, 2009, the FDIC approved a rule to finalize the extension of the temporary increase of $250,000 until December 31, 2013.  Provision three of the TLGP allows the FDIC to insure all the Bank’s noninterest bearing and interest bearing deposits paying no more than 0.5% through December 31, 2009.  Management determined this provision would be beneficial to the Bank and its customers and has opted to take part.  The Bank will pay 10 basis points per annum for this deposit coverage above the $250,000 temporary limit outlined in provision two.  In March 2010, the FDIC extended the coverage until December 31, 2010.  As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed July 20, 2010 by President Obama, the FDIC insurance limits were permanently raised to $250,000 for all deposit accounts except for noninterest bearing accounts which will not have a limit on the insurance beginning January 1, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2010, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2009.  The foregoing disclosures related to market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Form 10-K.

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

Management of the Company and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Based on our assessment, we believe that, as of September 30, 2010, the Company’s internal control over financial reporting met those criteria and is effective.

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

Financial Reform Act of 2010

On July 21, 2010, President Obama signed the Financial Reform Act of 2010 into law.  Among other items, the law provides for a Consumer Protection Agency, studies by various regulatory agencies on debit and credit card transactions, and makes the $250,000 FDIC deposit insurance coverage permanent.  The Bank, cannot at this time, measure the risks, both favorable and unfavorable, which may result from the passage of this bill.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Remove and Reserved)

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

McIntosh Bancshares, Inc.

Date:  November 15, 2010

By: /s/William K. Malone _____________
WILLIAM K. MALONE, Chairman and C.E.O.
(Principal Executive Officer)

Date:  November 15, 2010

By: /s/Jesse M. Roberts, Jr.____________
JESSE M. ROBERTS, JR., Interim Chief Financial Officer
(Principal Financial and Accounting Officer)